Form 10-Q
period 1997-09-30
MGC COMMUNICATIONS INC
filed 1997-11-20
CIK 1047960

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                For the Quarterly Period Ended September 30, 1997


                       Commission file number  333-38875
                                              ------------

                            MGC Communications, Inc.
             (Exact name of registrant as specified in its charter)




             Nevada                                     88-0360042
     (State of incorporation)               (IRS Employer Identification
                                                         Number)

                            3301 North Buffalo Drive
                             Las Vegas, Nevada 89129
                    (Address of principal executive offices)

                                 (702) 310-1000
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           YES             No    X
                                ------         ------

The number of shares outstanding of the issuer's common stock, as of November 13, 1997:

       Common stock  ($.001 par value) . . . .     14,666,000  shares



================================================================================

                            MGC COMMUNICATIONS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                Page No.
Item 1.  Financial Statements

         Statements of Operations - Three months ended
             September 30, 1997 and 1996 (Unaudited);
             Nine months ended September 30, 1997 and 1996
             (Unaudited)                                           3

         Balance Sheets - September 30, 1997 (Unaudited)
             and December 31,1996                                  4

         Statements of Stockholders' Equity for the nine
             months ended September 30, 1997 (Unaudited) and for
             the year ended December 31, 1996.                     5

         Statements of Cash Flows - Nine months ended
             September 30, 1997 and 1996 (Unaudited)               6

         Condensed Notes to Unaudited Interim
             Financial Statements                                  7


Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations            10



PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                    13

Item 4.  Submission of Matters to a Vote of Security Holders      13

Item 6.  Exhibits and Reports on Form 8-K                         13


SIGNATURES                                                        14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MGC COMMUNICATIONS, INC.
                      STATEMENTS OF OPERATIONS (unaudited)
                  (in thousands, except for per share amounts)

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                         -------------                  -------------
                                                     1997           1996           1997            1996
                                                   --------       --------       --------       --------
Telecommunications services:
     Operating revenues                            $  1,060       $     --       $  1,924       $     --
     Cost of operating revenues
         (excluding depreciation shown below)         1,152             42          2,512             44
                                                   --------       --------       --------       --------
          Gross loss                                    (92)           (42)          (588)           (44)
                                                   --------       --------       --------       --------
Operating expenses:
     Selling, general and administrative              1,801            284          3,954            359
     Depreciation and amortization                      402             --            818             --
                                                   --------       --------       --------       --------
                                                      2,203            284          4,772            359
                                                   --------       --------       --------       --------
          Loss from operations                       (2,295)          (326)        (5,360)          (403)
Other income (expense):
     Interest income                                     67             28            338             31
     Interest expense                                  (115)            --           (117)            --
                                                   --------       --------       --------       --------
          Net loss                                 $ (2,343)      $   (298)      $ (5,139)      $   (372)
                                                   ========       ========       ========       ========

Net loss per share of common stock                 $   (.17)      $   (.25)      $  (0.37)      $   (.40)
                                                   ========       ========       ========       ========

Weighted average shares outstanding                  14,147          1,200         13,917            936
                                                   ========       ========       ========       ========





See accompanying condensed notes to unaudited interim financial statements.

                            MGC COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                September 30,    December 31,
                                                                     1997            1996
                                                                -------------    -----------
                                        ASSETS                   (Unaudited)
Current assets:
      Cash and cash equivalents                                   $  95,390       $   7,897
      Restricted investments                                         18,235              --
      Amounts receivable for shares issued                              400           1,153
      Accounts receivable:
           Trade, less allowance for doubtful accounts of
           $137 (unaudited) at September 30, 1997                       744               1
           Other                                                        394               9
                                                                  ---------       ---------
                Total accounts receivable                             1,138              10
      Prepaid expenses                                                   66              23
                                                                  ---------       ---------
                Total current assets                                115,229           9,083
Property and equipment, net                                          18,339           3,250
Restricted investments                                               38,532              --
Deferred financing costs                                              6,144              --
Other assets                                                             56               6
                                                                  ---------       ---------
                Total assets                                      $ 178,300       $  12,339
                                                                  =========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                        $     390       $      --
      Accounts payable:
            Trade                                                       923              76
            Property and equipment                                    5,251           1,372
      Accrued expenses                                                  455              99
                                                                  ---------       ---------
                Total current liabilities                             7,019           1,547

Senior Secured Notes, net of unamortized discount of $6,443         153,557              --
Other long-term debt                                                    225              --
                                                                  ---------       ---------
                Total liabilities                                   160,801           1,547

Commitments and contingencies                                            --              --

Stockholders' equity
      Common stock, $.001 par value, 100,000,000 shares
            authorized; shares issued and outstanding
              14,666,000 at September 30, 1997
            (unaudited), and 11,960,000 at December 31, 1996             15              12
      Additional paid-in capital                                     24,802          12,271
      Accumulated deficit                                            (6,630)         (1,491)
                                                                  ---------       ---------
                                                                     18,187          10,792
      Notes receivable from stockholders for issuance of
            common stock                                               (688)             --
                                                                  ---------       ---------
                  Total stockholders' equity                         17,499          10,792
                                                                  ---------       ---------
                  Total liabilities and stockholders' equity      $ 178,300       $  12,339
                                                                  =========       =========


See accompanying condensed notes to unaudited interim financial statements.

                            MGC COMMUNICATIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                                                  Notes
                                                                                                receivable
                                 Price        Common Stock       Additional                 from stockholders       Total
                                  per      -------------------    paid-in     Accumulated    for issuance of     Stockholders'
                                 share       Shares     Amount    capital       deficit        common stock         Equity
                                --------   -------------------   -------------------------------------------------------------
Balance at January 1, 1996      $ 0.0025      400,000    $--      $     1       $    --           $  --             $     1
Issuance of common stock for
  services contributed by
  stockholder                   $ 0.0025      800,000      1            1            --              --                   2
Issuance of common stock for
  cash                          $   0.50    6,160,000      6        3,074            --              --               3,080
Issuance of common stock for
  cash                          $   2.00    4,600,000      5        9,195            --              --               9,200
Net loss                                           --     --           --        (1,491)             --              (1,491)
                                           -----------------      ---------------------------------------------------------
Balance at December 31, 1996               11,960,000     12       12,271        (1,491)             --              10,792
Issuance of common stock for
  cash (unaudited)              $   2.00    2,431,000      3        4,859            --              --               4,862
Issuance of common stock for
  notes receivable (unaudited)  $   2.50      275,000     --          688            --            (688)                 --
Proceeds from Senior Secured
  Notes and Warrants offering
  allocated to warrants, net
  of expenses of $225 (unaudited)                  --     --        6,218            --              --               6,218
Warrants issued as
  consideration in Senior
  Secured Notes and Warrants
  offering (unaudited)                             --     --          766            --              --                 766
Net loss (unaudited)                               --     --           --        (5,139)             --              (5,139)
                                           -----------------      ---------------------------------------------------------

Balance at September 30, 1997 (unaudited)  14,666,000    $15      $24,802       $(6,630)          $(688)            $17,499
                                           =================      =========================================================

See accompanying condensed notes to unaudited interim financial statements.

                            MGC COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                           Nine months ended
                                                                             September 30,
                                                                         1997            1996
                                                                      ---------       ---------
                                                                     (Unaudited)     (Unaudited)
Cash flows from operating activities:
       Net loss                                                       $  (5,139)      $    (372)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                   818              --
            Changes in assets and liabilities:
                  Increase in accounts receivable, net                   (1,128)         (2,391)
                  Increase in prepaid expenses                              (43)            (17)
                  Increase in other assets                                  (50)            (11)
                  Increase in accounts payable - trade                      847              --
                  Increase in accrued expenses                              356              19
                                                                      ---------       ---------
                       Net cash used in operating activities             (4,339)         (2,772)
                                                                      ---------       ---------

Cash flows from investing activities:
       Purchase of property and equipment, net of payables              (11,413)           (308)
       Purchase of restricted investments                               (56,767)             -
                                                                      ---------       ---------
                       Net cash used in investing activities            (68,180)           (308)
                                                                      ---------       ---------

Cash flows from financing activities:
       Proceeds from issuance of Senior Secured Notes and warrants,     160,000              --
       Costs associated with issuance of Senior Secured Notes and
         warrants of $5,378 and $225, respectively                       (5,603)

       Proceeds from issuance of common stock                             5,615           3,080
                                                                      ---------       ---------
                       Net cash provided by financing activities        160,012           3,080
                                                                      ---------       ---------

                       Net increase in cash                              87,493              --

Cash and cash equivalents at beginning of period                          7,897              --
                                                                      ---------       ---------

Cash and cash equivalents at end of period                            $  95,390       $      --
                                                                      =========       =========

Non-cash transactions:
       Stock issued for services rendered                             $      --       $       2
                                                                      =========       =========
       Increase in property and equipment purchases included in
           accounts payable - property and equipment                  $   3,879       $      --
                                                                      =========       =========
       Notes payable issued for property and equipment                $     615       $      --
                                                                      =========       =========
       Stock issued for notes receivable                              $     688              --
                                                                      =========       =========
       Warrants issued as consideration with
       debt and warrant offering capitalized as deferred financing
       costs                                                          $     766       $      --
                                                                      =========       =========

See accompanying condensed notes to unaudited interim financial statements.

                            MGC COMMUNICATIONS, INC.
            CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                 Nine months ended September 30, 1997 and 1996

1.       BASIS OF PRESENTATION

The accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring accruals, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for MGC Communications, Inc. (the "Company") for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Registration Statement on Form S-4 filed by the Company with the Securities and Exchange Commission on October 28, 1997.

The condensed balance sheet at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required under generally accepted accounting principles.


2.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                   SEPTEMBER 30,
                                                      1997               DECEMBER 31,
                                                   (unaudited)               1996
                                                  --------------        -------------
                                                           (in thousands)
       Building and property                      $        257          $          --
       Switching equipment                              11,526                  2,813
       Leasehold improvements                              445                    429
       Computer hardware and software                      593                     51
       Office equipment                                     74                     --
                                                  ------------          -------------
                                                        12,895                  3,293
       Less accumulated depreciation                      (861)                   (43)
                                                  ------------          -------------
                                                        12,034                  3,250
       Switching equipment under construction            6,305                     --
                                                  ------------          -------------
               Net property and equipment         $     18,339          $       3,250
                                                  ============          =============

3.       DEBT
The Company had no long-term borrowings as of December 31, 1996. Long-term borrowings at September 30, 1997 (unaudited) consist of the following:

                                                                          (in
                                                                      thousands)
13% Senior Secured Notes, due October 1, 2004, net of
  unamortized discount of $6,443                                       $153,557
10% note payable in monthly installments through February 1999              597
Other                                                                        18
                                                                       --------
                                                                        154,172
Less current portion (payments through September 30, 1998)                 (390)
                                                                       --------
                                                                       $153,782
                                                                       ========

Maturities of long-term debt for each of the next five years consist of the following:

           Year ending September 30;                                      (in
                                                                      thousands)
           1998                                                        $    390
           1999                                                             225
           2000                                                              --
           2001                                                              --
           2002 and thereafter                                          153,557
                                                                       --------
                                                                       $154,172
                                                                       ========

In September 1997, the Company completed an offering for 160,000 units consisting of $160 million of 13% Senior Secured Notes ("Notes") due in 2004 and warrants to purchase shares of common stock (collectively the "Offering").


The Notes bear interest at the rate of 13% per annum, payable semi-annually in arrears on April 1 and October 1, commencing April 1, 1998. As set forth in the Indenture Agreement dated September 29, 1997, the Company is required to place in a trust account sufficient funds to provide for payment in full of interest on the Notes through October 1, 2000. The accompanying financial statements reflect approximately $56.8 million as restricted investments being held as security for the interest payments on the Notes. In addition, the Notes are secured by a security interest in certain telecommunications equipment owned by the Company or which may be acquired in the future.

The warrants are exercisable at any time on or after the earlier to occur of (i) October 1, 1998, or (ii) the date on which a change in control occurs. The number of shares of common stock of the Company for which, and the price per share at which, a warrant is exercisable are subject to adjustment upon the occurrence of certain events, as provided in the warrant agreement. As of September 30, 1997, the warrants were exercisable for an aggregate of 1,291,200 shares at $.01 per share. The Company has allocated a portion of the offering proceeds to the warrants based on estimated fair value per share of common stock less the exercise price of $.01 per share for the warrant. Expenses allocated to the warrants in connection with the offering were approximately $225,000.
The warrants expire on October 1, 2004.

The Notes may be redeemed at the option of the Company, in whole or in part, on or after October 1, 2001, at a premium declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

                     YEAR                              PERCENTAGE
                ---------------                       ------------
                October 1, 2001                           106.50%
                October 1, 2002                           103.25%
                October 1, 2003 and thereafter            100.00%

In the event of a sale by the Company prior to October 1, 2000 of its capital stock in one or more equity offerings, up to a maximum of 35% of the aggregate principal amount of the Notes originally issued will, at the option of the Company, be redeemed from the net cash proceeds at a redemption price equal to 113% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, provided at least 65% of the aggregate principal amount of Notes originally issued remain outstanding immediately after the occurrence of such redemption.

The Indenture Agreement contains certain covenants that among other things, limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, acquire an aggregate of more than 20 switches until consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) is positive for two consecutive quarters (with certain exceptions), engage in sale and lease back transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its restricted subsidiaries, conduct certain lines of business, issue or sell equity interests of the Company's restricted subsidiaries or enter into certain mergers and consolidations.

In conjunction with the Offering, the Company received binding commitments from investors to purchase common stock for $15 million if a preferred stock offering has not been consummated within a specified period of time. Certain investors deposited an aggregate of $15.0 million in escrow, which will be applied to the purchase of common stock in the event the preferred stock offering is not closed within a specified period of time. As a commitment fee for the common stock commitment, the Company issued to all such investors warrants to purchase an aggregate of 150,000 shares of common stock at $.01 per share.

4.       STOCKHOLDERS' EQUITY

On December 6, 1996, the Board of Directors approved a four-hundred-for-one stock split, effected in the form of a stock dividend distributed on December 31, 1996 to stockholders of record as of June 8, 1996. All share and per share data presented in the financial statements and notes thereto have been retroactively restated to give effect to this stock split.

During 1995, in exchange for expending cash to incorporate the Company, a stockholder received 400,000 shares of $.001 par value common stock valued at $.0025 per share. The Company capitalized the value of the issued shares as organization costs included in other assets in the accompanying financial statements, which costs are being amortized over 60 months using the straight-line method.

In April 1996, the Company issued 800,000 shares of $.001 par value common stock valued at $.0025 per share in exchange for services rendered by a stockholder.

During 1996, NEVTEL LLC (the "LLC") was formed for the purpose of funding the development stage of MGC Communications, Inc. In June 1996, the Company and LLC entered into an agreement whereby LLC would acquire 6,160,000 shares of $.001 par value common stock of the Company for $.50 per share. The agreement called for LLC to advance funds for operational expenses incurred by the Company (to be applied against the purchase price of the stock) until the Company produced operating revenues, at which time the remaining purchase price would be remitted to the Company, the Company's common stock would be issued to LLC owners and LLC would terminate. The agreement stipulated that the funds advanced for operational expenses were to be paid back to LLC if the Company did not generate operating revenue by December 31, 1996. The Company began revenue generating activities in December 1996. The shares were issued to LLC owners on December 31, 1996, at which time LLC terminated and the remaining purchase price was owed to the Company. Such amount was transferred to the Company in February 1997 and is classified as amounts receivable for shares issued at December 31, 1996.

In December 1996, the Company offered 6,781,000 shares of $.001 par value common stock at $2.00 per share through a private placement. In connection with this offering, the Company issued 2,181,000 (unaudited) shares and 4,600,000 shares of $.001 par value common stock and received proceeds of $4,362,000 (unaudited) and $9,200,000 during the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively.

In June 1997, the Company approved agreements with two key members of management granting them rights to purchase a total of 250,000 shares at $2.00 per share and 275,000 shares, at $2.50 per share. In both cases, the Company retains the right to repurchase these shares at their cost in the event of termination within a certain period of time and has agreed to finance the purchase price of the shares purchasable at $2.50 per share over a period of three years. During September 1997, the members of management exercised their rights and the respective aforementioned shares were issued. The Company received $100,000 and $400,000 in September 1997 and October 1997, respectively, for the 250,000 shares issued at $2.00 per share. The Company has classified in the accompanying balance sheet as amounts receivable for shares issued the $400,000 payable for the 200,000 shares, which proceeds were received in October 1997. The amounts owed for the 275,000 shares issued at $2.50 per share have been classified in the accompanying statements of stockholders' equity as notes receivable from stockholders for issuance of common stock.

In August 1997, the authorized capital stock of the Company was increased to 100,000,000 shares of common stock, $.001 par value per share, and 50,000,000 shares of preferred stock, $.001 par value per share. As of September 30, 1997, no shares of preferred stock have been issued.

5.       COMMITMENTS AND CONTINGENCIES

Lease Obligations
During the year ended December 31, 1996, the Company entered into a lease agreement for its offices and switching facility in Las Vegas. During the nine months ended September 30, 1997, the Company entered into lease agreements for additional offices in Las Vegas and its offices and switching facility in Atlanta. Commencing November 1997, the facility which houses the Company's headquarters in Las Vegas is owned by two of the Company's principal stockholders and directors. Management believes the terms and conditions of this agreement are equal to or better than the terms which would be available from an unaffiliated lessor.

Purchase Commitments
In May 1997, the Company signed an agreement to purchase 20 Northern Telecom DMS-500 switches and related AccessNodes. As of September 30, 1997, the Company had approximately $40,542,000 (unaudited) of remaining purchase commitments for the purchase of switching equipment.

In May 1997, the Company entered into an agreement with a company, the owner of which is a stockholder of the Company, for the purchase of certain computer software pursuant to which the Company is required to pay the contract price of $600,000 in six equal monthly installments beginning July 1, 1997. Subsequent to entering into the agreement, the stockholder became an officer of the Company.

In June 1997, in connection with the switching facility in Atlanta, the Company entered into an agreement for leasehold improvements of approximately $298,000.

In July 1997, in connection with the switching facility in Pomona, the Company entered into an agreement for building improvements of approximately $309,000.

Interconnection Agreements
In September 1996, March 1997 and May 1997, the Company signed interconnection agreements with Sprint for operations in Nevada, Bell South for operations in Georgia and GTE for operations in California, respectively. These agreements expire from November 1998 to March 2000.

Certain rates per the Sprint interconnection agreement have been established at the Federal Communications Commission (FCC) proxy rates and are subject to adjustment upon final negotiations. The Company has recorded costs of sales related to this agreement in amounts which are management's best estimates of the probable outcome of the final negotiated rates, which are less than the FCC proxy rates. The difference has not been recorded in the accompanying financial statements. Management believes that the resolution of this matter will not have an adverse effect on the Company's financial position, results of operations, or liquidity.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

The Company began providing competitive local exchange services to small businesses and residential users in December 1996. In the fourth quarter of 1997, the Company expects to begin offering long distance services. The Company has adopted a strategy of providing services through the leasing of unbundled network elements of the incumbent local exchange carrier and dedicated transport to the Company's switches. The Company has one switch fully operational in Las Vegas, completed installation of its second switch in Atlanta in September 1997, and anticipates having its third switch operational in the Inland Empire region of California by the end of 1997.

The development and expansion of the Company's business will require significant expenditures. The Company has made the strategic decision to install Company-owned switches with broad market coverage, which initially increases its level of capital expenditures and operating losses. The Company believes this approach will enhance the Company's financial performance over the long term through control of customer accounts.

The Company's principal operating expenses consist of: direct costs, operating costs and depreciation. Direct costs consist of access fees, line installation expenses, transport expenses, engineering costs and long distance expenses. Operating costs are comprised of sales and marketing, customer service and general and administrative expenses. As the Company expands into new markets, both direct costs and selling, general and administrative costs will increase prior to achieving significant revenue. Significant levels of marketing activity may be necessary in new markets in order for the Company to build a customer base large enough to generate sufficient revenue to offset such marketing expenses. In addition, selling, general and administrative costs may increase in the short term after the Company enters a new market because many of the fixed costs of providing service in new markets are incurred before significant revenue can be expected from those markets.

The Company has experienced operating losses and generated negative operating cash flow since inception and expects to continue to generate negative operating cash flow through 1999, and to incur significant operating losses during the next several years while it installs and expands its networks and develops its business. There can be no assurance the Company's revenue or customer base will grow or that the Company will be able to achieve or sustain positive cash flow.


RESULTS OF OPERATIONS

The Company's operations prior to December, 1996 were limited to start-up activities and, as a result, the Company's revenues prior to December 1996 (limited to interest earned on cash deposits) and expenditures for such period are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company did not begin revenue operations until December 1996. As a result, any comparison of the three or nine months ended September 30, 1997 with the three or nine months ended September 30, 1996 would not be meaningful. Consequently, the following is a comparison of the second quarter 1997 with the third quarter 1997.

Quarter over Quarter Comparison - September 30, 1997 vs. June 30, 1997

Total operating revenues for the quarter ended September 30, 1997 were $1.1 million as compared to $.7 million for the quarter ended June 30, 1997. The increase from the second quarter 1997 to the third quarter 1997 is a result of the increase in the number of lines in service during the third quarter. The Company had 12,482 lines in service at the end of the third quarter as compared to 9,002 lines in service at the end of the second quarter.

Cost of operating revenues for the quarter ended September 30, 1997 was $1.2 million as compared to $.8 million for the quarter ended June 30, 1997. The increase from quarter to quarter is due to the increased number of lines in service during the third quarter 1997.


For the quarter ended September 30, 1997, selling, general and administrative expenses totaled $1.8 million as compared to $1.3 million for the quarter ended June 30, 1997. These expenses were incurred in connection with the initial marketing of the Company's services and the continued buildout of the Company's network. These expenses consisted primarily of payroll expenses, provision for bad debts, professional fees and rents.

Depreciation expense includes depreciation on switching equipment as well as general property and equipment. For the quarter ended September 30, 1997 depreciation was $.4 million as compared to $.3 million for the quarter ended June 30, 1997. This increase is a result of the Company's placing additional assets in service during the third quarter in accordance with the planned buildout of its network.

Interest expense for third quarter 1997 totaled $.1 million. This amount is attributable to interest incurred on the Senior Secured Notes issued by the Company in late September 1997. No interest expense was incurred by the Company in the second quarter of 1997.

Nine Months Ended September 30, 1997

During the nine months ended September 30, 1997, the Company generated $1.9 million in operating revenues, had cost of operating revenues of $2.5 million, and incurred selling, general and administrative expenses of $4.0 million in connection with the initial marketing of its services and the continued buildout of its network. These expenses consisted primarily of payroll expenses, provision for bad debts, professional fees and rents.

Depreciation expense for the nine months ended September 30, 1997 was $ .8 million as a result of the Company's assets being placed in service in accordance with the planned network buildout.

Interest expense for nine months ended September 1997 totaled $.1 million. This amount is attributable to interest incurred on the Senior Secured Notes issued by the Company in late September, 1997.

The Company had interest income for the nine month period of $.3 million as a result of earnings on investments made with the proceeds of its prior private placements.

As a result, the Company incurred a net loss in the nine month period of $5.1 million. The loss is primarily attributable to the expenses incurred during the period in connection with continued development of the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design and development of the Company's networks. Capital expenditures for the Company were $15.9 million for the first nine months of 1997. The Company expects it will continue to have substantial capital requirements in connection with the purchase of switches necessary for expansion of local exchange services and provision of long distance services and development of new markets.

The substantial capital investment required to initiate the Company's services and the funding of the Company's initial operations have resulted in negative cash flow since the Company's inception. This negative cash flow is a result of the requirement to establish the Company's switching network in anticipation of connecting revenue generating customers. The Company expects to continue to produce negative cash flow through 1999 due to expansion activities associated with the development of the Company's markets. However, there can be no assurance the Company will attain break-even cash flow in subsequent periods. Until sufficient cash flow is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities.

The Company has funded a substantial portion of these expenditures through the private sales of equity securities and the issuance of debt. From its inception through September 30, 1997, the Company raised approximately $17.1 million from private sales of Common Stock. In September 1997, the Company completed an offering of units consisting of $160 million of 13% Senior Secured Notes (the "Notes") and warrants to purchase shares of Common Stock.

At the closing of the sale of Notes, the Company used approximately $56.8 million of the net proceeds of the sale of the Notes to purchase a portfolio of Government Securities that has been pledged as security to cover the first six interest payments on the Notes and the Company used approximately $3.1 million of the net proceeds to pay accounts payable incurred in connection with the acquisition of equipment. The remainder of the proceeds from the sale of the Notes is expected to be used to fund the cost of acquiring and installing telecommunications equipment and for general working capital purposes. In addition, the Company has granted the holders of the Notes a security interest in certain of the Company's telecommunications equipment.

The Company is currently pursuing the issuance of Convertible Preferred Stock with minimum estimated gross proceeds of $14 million. Should the Preferred Stock Offering not be completed within a certain period of time, an aggregate of $15 million, which was placed in escrow by certain persons as a commitment to purchase Common Stock in conjunction with the closing of the Notes, will be paid to the Company.

The Company expects its available cash, including the proceeds from the sale of the Notes and the preferred stock offering or the closing of the common stock commitment, as the case may be, will be sufficient to fund its capital plan and operations through 1999. If the Company's expansion occurs more rapidly than currently anticipated or if the Company's available cash resources are not sufficient to fund all the Company's operating expenses and capital expenditures, the Company will require additional capital before that time. In addition, depending on market conditions, the Company may determine to raise additional capital before such time. There can be no assurance as to the availability or the terms upon which such financing might be available. Moreover, the indenture governing the Notes imposes certain restrictions upon the Company's ability to incur additional indebtedness or issue preferred stock.

The information in this 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, the Company's ability to successfully market its services and generate demand for its services, obtain suitable locations for and installation of switches, negotiate suitable interconnection agreements with the incumbent local exchange carriers, address potential regulatory reform and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update or correct any of its forward-looking statements.

PART II.        OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

During third quarter 1997, the Company issued 525,000 shares of its Common Stock to two officers of the Company at an average price of $2.26 per share for a total sales price of $1,187,500. Of such amount, $100,000 was paid in cash to the Company in September 1997 and $400,000 was paid in October 1997. The remaining $687,500 is payable pursuant to promissory notes. The promissory notes bear interest at 7.75% per annum, are due in the year 2000 and are secured by the pledge of the shares of Common Stock purchased upon the execution of such promissory notes.

Such issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. In each instance, the purchaser was an officer of the Company, the offer and sales were made without any public solicitation, the stock certificates bear restrictive legends and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in the transactions and no commissions were paid.

See Item 4 below with respect to changes in authorized shares of Common and Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 1997, the stockholders of the Company approved an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock to 100,000,000 and to authorize the issuance of up to 50,000,000 shares of Preferred Stock with rights, privileges and restrictions approved by the Board of Directors of the Company. Such action was approved by the written consent of stockholders owning 7,995,000 shares of the 14,141,000 shares outstanding on the date of the action.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
         Exhibit 27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                                MGC COMMUNICATIONS, INC.

Date:    November 13, 1997                      /s/  Maurice J. Gallagher, Jr.
                                                ------------------------------
                                                Maurice J. Gallagher, Jr.
                                                Chairman of the Board



Date:    November 13, 1997                      /s/  Linda M. Sunbury
                                                ---------------------
                                                Linda M. Sunbury
                                                Vice President - Administration
                                                (Principal Accounting Officer)