Form 10-Q/A
period 1997-09-30
MGC COMMUNICATIONS INC
filed 1998-01-16
CIK 1047960

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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

                            MGC COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                September 30,    December 31,
                                                                     1997            1996
                                                                -------------    -----------
                                        ASSETS                   (Unaudited)
Current assets:
      Cash and cash equivalents                                   $  95,390       $   7,897
      Restricted investments                                         18,235              --
      Amounts receivable for shares issued                              400           1,153
      Accounts receivable:
           Trade, less allowance for doubtful accounts of
           $137 (unaudited) at September 30, 1997                       744               1
           Other                                                        394               9
                                                                  ---------       ---------
                Total accounts receivable                             1,138              10
      Prepaid expenses                                                   66              23
                                                                  ---------       ---------
                Total current assets                                115,229           9,083
Property and equipment, net                                          18,339           3,250
Restricted investments                                               38,532              --
Deferred financing costs                                              5,870              --
Other assets                                                             56               6
                                                                  ---------       ---------
                Total assets                                      $ 178,026       $  12,339
                                                                  =========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                        $     390       $      --
      Accounts payable:
            Trade                                                       923              76
            Property and equipment                                    5,251           1,372
      Accrued expenses                                                  455              99
                                                                  ---------       ---------
                Total current liabilities                             7,019           1,547

Senior Secured Notes, net of unamortized discount of $4,026         155,974              --
Other long-term debt                                                    225              --
                                                                  ---------       ---------
                Total liabilities                                   163,218           1,547

Commitments and contingencies                                            --              --

Stockholders' equity
      Common stock, $.001 par value, 100,000,000 shares
            authorized; shares issued and outstanding
              14,666,000 at September 30, 1997
            (unaudited), and 11,960,000 at December 31, 1996             15              12
      Additional paid-in capital                                     22,111          12,271
      Accumulated deficit                                            (6,630)         (1,491)
                                                                  ---------       ---------
                                                                     15,496          10,792
      Notes receivable from stockholders for issuance of
            common stock                                               (688)             --
                                                                  ---------       ---------
                  Total stockholders' equity                         14,808          10,792
                                                                  ---------       ---------
                  Total liabilities and stockholders' equity      $ 178,026       $  12,339
                                                                  =========       =========


See accompanying condensed notes to unaudited interim financial statements.

                            MGC COMMUNICATIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                                                  Notes
                                                                                                receivable
                                 Price        Common Stock       Additional                 from stockholders       Total
                                  per      -------------------    paid-in     Accumulated    for issuance of     Stockholders'
                                 share       Shares     Amount    capital       deficit        common stock         Equity
                                --------   -------------------   -------------------------------------------------------------
Balance at January 1, 1996      $ 0.0025      400,000    $--      $     1       $    --           $  --             $     1
Issuance of common stock for
  services contributed by
  stockholder                   $ 0.0025      800,000      1            1            --              --                   2
Issuance of common stock for
  cash                          $   0.50    6,160,000      6        3,074            --              --               3,080
Issuance of common stock for
  cash                          $   2.00    4,600,000      5        9,195            --              --               9,200
Net loss                                           --     --           --        (1,491)             --              (1,491)
                                           -----------------      ---------------------------------------------------------
Balance at December 31, 1996               11,960,000     12       12,271        (1,491)             --              10,792
Issuance of common stock for
  cash (unaudited)              $   2.00    2,431,000      3        4,859            --              --               4,862
Issuance of common stock for
  notes receivable (unaudited)  $   2.50      275,000     --          688            --            (688)                 --
Proceeds from Senior Secured
  Notes and Warrants offering
  allocated to warrants, net
  of expenses of $141 (unaudited)                  --     --        3,884            --              --               3,884
Warrants issued as
  consideration in Senior
  Secured Notes and Warrants
  offering (unaudited)                             --     --          409            --              --                 409
Net loss (unaudited)                               --     --           --        (5,139)             --              (5,139)
                                           -----------------      ---------------------------------------------------------

Balance at September 30, 1997 (unaudited)  14,666,000    $15      $22,111       $(6,630)          $(688)            $14,808
                                           =================      =========================================================

See accompanying condensed notes to unaudited interim financial statements.

                            MGC COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                           Nine months ended
                                                                             September 30,
                                                                         1997            1996
                                                                      ---------       ---------
                                                                     (Unaudited)     (Unaudited)
Cash flows from operating activities:
       Net loss                                                       $  (5,139)      $    (372)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                   818              --
            Changes in assets and liabilities:
                  Increase in accounts receivable, net                   (1,128)         (2,391)
                  Increase in prepaid expenses                              (43)            (17)
                  Increase in other assets                                  (50)            (11)
                  Increase in accounts payable - trade                      847              --
                  Increase in accrued expenses                              356              19
                                                                      ---------       ---------
                       Net cash used in operating activities             (4,339)         (2,772)
                                                                      ---------       ---------

Cash flows from investing activities:
       Purchase of property and equipment, net of payables              (11,413)           (308)
       Purchase of restricted investments                               (56,767)             -
                                                                      ---------       ---------
                       Net cash used in investing activities            (68,180)           (308)
                                                                      ---------       ---------

Cash flows from financing activities:
       Proceeds from issuance of Senior Secured Notes and warrants,     160,000              --
       Costs associated with issuance of Senior Secured Notes and
         warrants of $5,462 and $141, respectively                       (5,603)

       Proceeds from issuance of common stock                             5,615           3,080
                                                                      ---------       ---------
                       Net cash provided by financing activities        160,012           3,080
                                                                      ---------       ---------

                       Net increase in cash                              87,493              --

Cash and cash equivalents at beginning of period                          7,897              --
                                                                      ---------       ---------

Cash and cash equivalents at end of period                            $  95,390       $      --
                                                                      =========       =========

Non-cash transactions:
       Stock issued for services rendered                             $      --       $       2
                                                                      =========       =========
       Increase in property and equipment purchases included in
           accounts payable - property and equipment                  $   3,879       $      --
                                                                      =========       =========
       Notes payable issued for property and equipment                $     615       $      --
                                                                      =========       =========
       Stock issued for notes receivable                              $     688              --
                                                                      =========       =========
       Warrants issued as consideration with
       debt and warrant offering capitalized as deferred financing
       costs                                                          $     409       $      --
                                                                      =========       =========


See accompanying condensed notes to unaudited interim financial statements.

                            MGC COMMUNICATIONS, INC.
            CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                 Nine months ended September 30, 1997 and 1996

1.       BASIS OF PRESENTATION

The accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring accruals, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for MGC Communications, Inc. (the "Company") for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Registration Statement No. 333-38875 and amendments thereto on Form S-4 initially filed by the Company with the Securities and Exchange Commission on October 28, 1997.


The condensed balance sheet and stockholders' equity at December 31, 1996 were derived from audited financial statements, but does not include all disclosures required under generally accepted accounting principles.

As of December 31, 1996, the Company was a development stage company wherein the Company's activities consisted primarily of raising capital, acquiring telecommunications equipment, designing and developing the Company's networks, negotiating agreements with incumbent local exchange carriers for the utilization of their transport network architecture. The Company began its operations in December 1996 by operating its first telephone switch in Las Vegas, Nevada. During the nine months ended September 30, 1997, the Company's planned principal activities commenced. Therefore, the Company has emerged from its development stage and the inception to date disclosures have been excluded from the accompanying financial statements.


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
                                                  ============          =============

3.       DEBT
The Company had no long-term borrowings as of December 31, 1996. Long-term borrowings at September 30, 1997 (unaudited) consist of the following:

                                                                          (in
                                                                      thousands)
13% Senior Secured Notes, due October 1, 2004, net of
  unamortized discount of $4,026                                       $155,974
10% note payable in monthly installments through February 1999              597
Other                                                                        18
                                                                       --------
                                                                        156,589
Less current portion                                                       (390)
                                                                       --------
                                                                       $156,199
                                                                       ========

Maturities of long-term debt for each of the next five years consist of the following:

           Year ending September 30;                                      (in
                                                                      thousands)
           1998                                                        $    390
           1999                                                             225
           2000                                                              --
           2001                                                              --
           2002                                                              --
           2003 and thereafter                                          155,974
                                                                       --------
                                                                       $156,589
                                                                       ========

In September 1997, the Company completed an offering for 160,000 units consisting of $160 million of 13% Senior Secured Notes ("Notes") due in 2004 and warrants to purchase shares of common stock (collectively the "Offering").



The Notes bear interest at the rate of 13% per annum, payable semi-annually in arrears on April 1 and October 1, commencing April 1, 1998. As set forth in the Indenture Agreement dated September 29, 1997, the Company is required to place in a trust account sufficient funds to provide for payment in full of interest on the Notes through October 1, 2000. The accompanying financial statements reflect approximately $56.8 million as restricted investments being held as security for the interest payments on the Notes. In addition, the Notes are secured by a security interest in certain telecommunications equipment owned by the Company or which may be acquired in the future. As of September 30, 1997, the Notes were secured by a security interest in telecommunications equipment with a net book value of $7.1 million and restricted investments of approximately $56.8 million (at cost).

In conjunction with the Offering, the Company engaged an investment banking firm which determined a value for each warrant and share of common stock. Consistent with this determination, the Company has allocated a portion of the Offering proceeds to the warrants based on a value of $2.81 per share of common stock less the exercise price of $.01 per share for the warrant.

The warrants are exercisable at any time on or after the earlier to occur of (i) October 1, 1998, or (ii) the date on which a change in control occurs. As set forth in the Warrant Agreement, if the preferred stock offering or the common stock commitment is consummated at a price less than $5.00 per share, the number of warrants issued will be adjusted to represent 6.4% of the outstanding common stock on a fully diluted basis. As further discussed in Note 6, the Company completed the preferred stock offering for $3.50 per share. Accordingly, the warrants issued in connection with the Offering were increased from 1,291,200 to 1,438,205 and have been reflected in the accompanying financial statements as of September 30, 1997. Expenses allocated to the warrants in connection with the Offering were approximately $140,896. The warrants expire on October 1, 2004.


     In conjunction with the Offering, the Company received binding commitments from certain investors to purchase common stock for $15 million if a preferred stock offering had not been consummated within a specified period of time. Certain investors deposited an aggregate of $15.0 million in escrow, which was to have been applied to the purchase of common stock in the event the preferred stock offering was not closed within a specified period of time. As a commitment fee for the common stock commitment, the Company issued to all such investors warrants to purchase an aggregate of 150,000 shares of common stock at $.01 per share. Such warrants will be exercisable at any time prior to October 1, 2004. The Company has recorded the commitment fee as non-cash consideration in connection with the Offering. The value of the warrants issued as a commitment fee was determined based on a value of the Company's common stock at $2.81 per share less the exercise price of $.01 per share for the warrant.

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


In April 1996, the Company issued 800,000 shares of $.001 par value common stock for the fair value of services rendered by a stockholder totaling $2,000 resulting in an issuance price of $.0025 per share.


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

In June 1997, the Company approved agreements with two key members of management granting them rights to purchase a total of 250,000 shares at $2.00 per share and 275,000 shares, at $2.50 per share. In both cases, the Company retains the right to repurchase these shares at their cost in the event of termination within a certain period of time and has agreed to finance the purchase price of the shares purchasable at $2.50 per share over a period of three years. During September 1997, the members of management exercised their rights and the respective aforementioned shares were issued. The Company received $100,000 and $400,000 in September 1997 and October 1997, respectively, for the 250,000 shares issued at $2.00 per share. The Company has classified in the accompanying balance sheet as amounts receivable for shares issued $400,000, which proceeds were received in October 1997 for 200,000 shares. The $688,000 owed to the Company for the 275,000 shares issued at $2.50 per share has been classified in the accompanying statements of stockholders' equity as notes receivable from stockholders for issuance of common stock.

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

The facility which houses the Company's headquarters in Las Vegas is owned by two of the Company's principal stockholders and directors. Future minimum lease obligations in effect as of September 30, 1997 and December 31, 1996 are as follows:

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    1997              1996
                                                                -------------     ------------
                                                                (UNAUDITED)
                                                                       (IN THOUSANDS)

Payments during the year ending December 31:
   1997 (payments through December 31, 1997)...............     $   79            $  67
   1998....................................................        166               69
   1999....................................................        152               71
   2000....................................................        156               74
   2001....................................................        123               37
   2002....................................................         88               --
   Thereafter..............................................        429               --
                                                                ------            -----
                                                                $1,193            $ 318
                                                                ======            =====


Rent expense was approximately $134,000 and $33,000 for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively.


Purchase Commitments
In May 1997, the Company signed an agreement to purchase 20 Northern Telecom DMS-500 switches and related AccessNodes. As of September 30, 1997, the Company had approximately $40,542,000 of remaining purchase commitments for the purchase of switching equipment.



In May 1997, the Company entered into an agreement with Palm Centre Drive, Inc., the owner of which is a stockholder of the Company, for the purchase of certain computer software pursuant to which the Company is required to pay the contract price of $600,000 in six equal monthly installments beginning July 1, 1997. At September 30, 1997, $43,750 is included in accounts payable for property and equipment related to this agreement. Subsequent to entering into the agreement, the stockholder became an officer of the Company.


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

Certain rates per the Sprint interconnection agreement have been established at the Federal Communications Commission (FCC) proxy rates and are subject to adjustment upon final negotiations. The Company has recorded costs of sales related to this agreement in amounts which are management's best estimates of the probable outcome of the final negotiated rates, which are less than the FCC proxy rates. The difference, which totals approximately $307,000 at September 30, 1997, has not been recorded in the accompanying financial statements. Management believes that the resolution of this matter will not have an adverse effect on the Company's financial position, results of operations, or liquidity.

(6)  SUBSEQUENT EVENT

CONVERTIBLE PREFERRED STOCK

In November 1997, the Company completed a private placement offering in which 5,148,570 shares of 8% Series A Convertible Preferred Stock ("Preferred Stock") were issued at $3.50 per share, for total proceeds to the Company of approximately $16.7 million, net of expenses. Each share of Preferred Stock is convertible into shares of Common Stock at any time at the option of the holder. In addition, each share of Preferred Stock is automatically converted into Common Stock at its then applicable conversion rate in the event of the closing of a qualified firm-commitment underwritten public offering.

Dividends on the Preferred Stock accumulate whether or not the Company has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared. Except as may otherwise be required by law, holders of shares of Preferred Stock are entitled to vote together with the holders of Common Stock and not as a separate class and are entitled to elect two members of the Company's Board of Directors.

Commencing at any time on or after October 2, 2004, at the option and written election of the holders of a majority of the outstanding shares of the Preferred Stock, the Company shall, subject to applicable law, redeem all of the outstanding shares of Preferred Stock at the price equal to the greater of (i) $3.50, plus an amount equal to any unpaid dividends thereon, or (ii) the market value of the Preferred Stock, on an as converted basis, determined by an independent appraiser.

The $15 million deposited in escrow with respect to the Common Stock commitment was released after consummation of the Preferred Stock offering. As set forth in the Warrant Agreement, if the Preferred Stock offering or the Common Stock commitment is consummated at a price less than $5.00 per share, the number of warrants issued was to have been adjusted to represent 6.4% of the outstanding Common Stock on a fully diluted basis. Accordingly, the warrants issued in connection with the Offering were increased from 1,291,200 to 1,438,205 and have been reflected in the accompanying financial statements as of September 30, 1997.

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


In November 1997, the Company completed a private placement offering in which 5,148,570 shares of 8% Series A Convertible Preferred Stock were issued at $3.50 per share, for total proceeds to the Company of approximately $16.7 million, net of expenses.



The Company expects its available cash, including the proceeds from the sale of the Notes and the preferred stock offering will be sufficient to fund its capital plan and operations through 1999. If the Company's expansion occurs more rapidly than currently anticipated or if the Company's available cash resources are not sufficient to fund all the Company's operating expenses and capital expenditures, the Company will require additional capital before that time. In addition, depending on market conditions, the Company may determine to raise additional capital before such time. There can be no assurance as to the availability or the terms upon which such financing might be available. Moreover, the indenture governing the Notes imposes certain restrictions upon the Company's ability to incur additional indebtedness or issue preferred stock.


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



                                                MGC COMMUNICATIONS, INC.

Date:    January 16, 1998                       /s/  Maurice J. Gallagher, Jr.
                                                ------------------------------
                                                Maurice J. Gallagher, Jr.
                                                Chairman of the Board



Date:    January 16, 1998                       /s/  Linda M. Sunbury
                                                ---------------------
                                                Linda M. Sunbury
                                                Vice President - Administration
                                                (Principal Accounting Officer)