Form 10-K405
period 1997-12-31
MGC COMMUNICATIONS INC
filed 1998-03-31
CIK 1047960

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1997 or
[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ________________________ to _______________________

Commission file number 333-38875

                            MGC COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                      88-0360042
  --------------------------                      -------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)

3301 N. Buffalo Drive, Las Vegas, NV                     89129
(Address of principal executive offices)               (Zip Code)

      (702)   310-1000
--------------------------------------------------
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
     Title of each class                             which registered

            None                                           None
-----------------------------                  --------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes____ No X
                                                                       ---

         As of March 20, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the sale price of preferred stock in January 1998, was approximately $32,000,000. As of March 20, 1998, the Registrant had 15,309,400 shares of Common Stock outstanding.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]



                        Exhibit Index is located on page  57 .
                                                         ----

THE COMPANY

     The Company is a rapidly growing integrated communications services provider offering switched local and long distance voice and data services. The Company targets small business and residential users, the largest segment of the national communications market, based on access lines in service. The Company began operations in December 1996 in Las Vegas, Nevada as a switched local exchange service provider, and has subsequently expanded service to selected suburban areas of Los Angeles, California and Atlanta, Georgia. As of February 28, 1998, the Company had 22,724 end user access lines sold, of which 18,345 lines were in service. MGC plans to enter seven new markets by the end of 1998 in California, Illinois and Florida and expects to be collocated in over 200 central offices of five incumbent local exchange carriers by that date. This expansion will allow MGC to access over 11 million customer lines.

     MGC's network strategy consists of purchasing and deploying switching equipment, collocating interconnection equipment in ILECs' COs and leasing fiber optic transmission capacity from ILECs and other providers of telecommunications transport services. The Company believes its switch based network architecture represents a demand-driven approach requiring less capital deployment than required for the buildout of a fiber optic infrastructure. Further, upon receiving state certification as a competitive local exchange carrier in a particular market, the Company can begin to offer services in that market in as little as six months. Management believes the Company's network architecture and equipment installation plan will enable it to (i) rapidly penetrate and expand its addressable market, (ii) achieve cost effective network operations and economies of scale in sales and marketing, (iii) secure a physical presence for collocation in ILEC central offices before space becomes more difficult to obtain and (iv) maximize economic returns when compared to total service resale and other network construction alternatives.

     The Company's network platform can also be used to support high speed data services. During 1998, the Company plans to introduce a portfolio of high speed data services for remote LAN and Internet access utilizing new digital subscriber line modems. The Company has recently deployed an ATM backbone connecting its service territories and has installed Nortel's Internet Thruway hardware product which eliminates the need for an Internet service provider to install traditional terminating modem hardware. Moreover, because of the transport capabilities of the Company's ATM backbone, an ISP who purchases the Company's ITW hardware product will also be able to offer its services in remote cities where the Company is located without the traditional upfront investment in modem hardware in each remote location.

     The Company believes that superior customer service is critical to capturing and retaining customers within its markets. The Company continually enhances its service approach, which utilizes a highly trained team of customer sales and service representatives to coordinate customer installation, billing and service. Because a comprehensive and robust operations support system is a critical component of MGC's service goal, the Company has installed a fully automated and proprietary operations support and management information system which it believes will provide significant competitive advantage. The Company's operations support system is designed to provide integrated functionality for all aspects of its business, including order provisioning, monitoring, customer care, billing and collection, general ledger, payroll, fixed asset management, purchasing and personnel management.

BUSINESS STRATEGY

     MGC's objective is to become the primary provider of telecommunications services to its existing and target customers. Key elements of the Company's strategy include:

     Target Small Business and Residential Users. The Company believes the small business and residential customer base is the largest segment of the telecommunications market in the United States, based on access lines in service. The Company is targeting suburban areas of Tier I Markets because these areas have concentrated numbers of small businesses (3-50 lines), ISPs, pay phone operators, multiple dwelling unit customers and single family residences. The Company believes its only significant switch-based competition for these customers in these markets is the ILEC.

     Implement Rapid Service Rollout. The Company's strategy is to address the greatest percentage of its target market as quickly as possible. To accomplish this, the Company has accelerated its ILEC CO collocation program and is rapidly deploying its combined local and long distance switches, unbundled transport and local loops and data services infrastructure in each of its markets.

     Deploy a Capital Efficient Network. MGC is one of the first ICPs to utilize a network strategy of purchasing and deploying switches, collocating in the COs of the ILEC and leasing the necessary transport. The Company employs three basic types of transport: (i) unbundled loops which connect a customer to the Company's collocated facilities in an ILEC CO, (ii) local transport which connects the Company's collocation equipment to its switching centers that house its Nortel DMS 500 circuit-based local and long distance switches and data switching equipment, and (iii) long distance transport from its switching centers which connects its customers' long distance calls to national and international destinations. Management believes this network strategy provides for a demand-driven capital deployment plan that will provide an attractive return on invested capital. Recently, the Company implemented packetized voice over a dedicated leased ATM backbone as an alternative long distance network transport solution.

     Control Customer Elements of the Networks. The Company obtains control of its customers through the acquisition of local loop connections. Upon leasing a line from the ILEC, the Company effectively places the customer on its network. This connection serves as the platform for delivering the Company's current and future communication services to the customer. Any changes to the customer's service profile, including service enhancements, are under the direct control of the Company, with the exception of repairs which are infrequent and may require the participation of the ILEC's network maintenance staff.

     Ensure Timely and Accurate Provisioning Process. The Company believes one of the keys to its success is managing the provisioning process so that new customers are transferred from the ILEC's network to the Company's network correctly and in a timely fashion. The Company has committed significant time and resources to devising more efficient provisioning processes in each of its markets. It closely monitors ILEC installation performance to assure provisioning is in accordance with the standards set forth in the Company's interconnection agreement with the ILEC. The Company is also working with ILECs to create an interface whereby orders are provisioned electronically, which should further improve provisioning performance.

     Focus on Targeted Sales and Marketing Effort. The Company's sales programs include direct sales to business customers, vendor and affinity programs, direct mail, telemarketing and targeted advertising, particularly for residential customers. The Company has both local and national sales personnel for business customers and has centralized its sales order personnel for residential customers. The Company's national sales group concentrates on large basic telephone service users such as multi-tenant buildings, pay phone operators, ISPs and wholesale customers. The local sales group solicits business customers and coordinates activities with equipment vendors and affinity groups.

     Provide Superior Customer Service. The Company utilizes a centralized team of highly trained customer sales and service representatives to coordinate initial residential inquiries and orders, as well as post-installation, billing and customer care related issues for all customers. The CSRs are able to leverage the Company's proprietary management information system to gain immediate access to the Company's customer data, enabling quick and effective responses to customer requests and needs at any time. Furthermore, this system permits the Company to present its customers with one fully integrated monthly billing statement for all basic communication services. By having a centralized call service center operated on a 24 hour per day, seven day a week basis in Las Vegas, the Company is better able to control quality of service, personnel and related training than if call centers were maintained in each market.

     Leverage Sophisticated Management Information System. A comprehensive operations support system is a critical component to managing the Company's business as well as offering superior customer service. The

Company has installed a fully automated, proprietary management information system designed to provide comprehensive, integrated features addressing all aspects of its business, including customer care, billing and collections, general ledger, payroll, fixed asset management, purchasing and personnel. The Company believes this system is adaptable to changing circumstances and multiple ILEC interfaces, and is scaleable to support the Company's operations throughout its expected growth.

     Capitalize on Management Expertise. The Company has recruited a team of experienced business executives with entrepreneurial backgrounds. Maurice J. Gallagher, Jr., Chairman, has been a founder of a number of start-up businesses, including ValuJet and BankServ. Nield J. Montgomery, CEO and President, has over 35 years of telephone experience, most recently with ICG Communication, Inc. Other executives have held senior management positions at major telecommunications companies, including, among others, Sprint, Centel, NYNEX, Contel, GTE and MCI.

     Introduce Data Services. The Company plans to introduce a new class of data products, specifically high speed Internet access, remote LAN access, DSL technologies and voice products using data protocols to deliver voice traffic over data networks. The Company believes the introduction of these services will provide a distinct advantage in the marketing and sale of bundled packages of local, long distance and data. These services are expected to provide value added product offerings to the Company's customers. In addition, the proposed data-based voice product should constitute a competitive service offering to customers seeking a lower cost alternative to voice services currently provided over traditional circuit switched networks. The Company believes these new service offerings, when implemented, should increase its penetration of the traditional voice services market and provide improved returns on the Company's invested capital.

PRODUCTS AND SERVICES

     The Company focuses primarily on offering basic telephone services, including switched local dialtone and enhanced calling features such as voice mail, call waiting and call forwarding ("basic telephone services"). These services are required by virtually all users of telecommunications. The Company also offers long distance services to its local exchange customers in each of its markets in operation and has recently begun offering data services. The Company's specific product offerings include:

     Business Lines
      - Single line business (with optional feature packages), Centrex service, access trunks and customer owned coin operated telephone lines ("COCOTs").

     Residential Lines
      - Single and second lines (including multiple dwelling unit lines) and basic telephone service with optional feature packages.

     Long Distance Services
      - Outbound 1+.
      - Inbound 800/888 and calling cards (to be introduced during the first half of 1998).

     Data Services
      - NorTel's Internet Thruway product (ISP ports).
      - Remote LAN and Internet Access utilizing DSL Modems (to be introduced during 1998).

     The Company has contracted for the use of IXC Communications Inc.'s fiberoptic network on a resale basis to provide long distance services. The Company offers everyday prices to its customers at $.10 per minute or less for continental United States direct dial long distance calls and more attractive rates for customers with greater volumes. Moreover, the Company is able to bill domestic calls in six second increments. To obtain the Company's long distance rates, customers have to purchase the Company's switched local service. The Company believes it can offer competitive long distance rates because calls originating through the Company's switches eliminate a portion of the switched access charges. The Company believes its low cost long distance will generate business from all of the Company's customer segments.

     The Company has made arrangements with each ILEC and other carriers in its markets for the provision of interim number portability, operator and directory services, 911 services and Yellow Page and White Page listings. Interim number portability is available for a nominal fee to customers that desire to retain existing telephone numbers by means of remote call forwarding. Operator services are offered through a major long distance carrier or ILEC. Emergency 911 services are provisioned through links to the ILEC switch which, in turn, is connected to a 911 service bureau. The Company's proprietary management information system updates customer addresses and immediately supplies them to the appropriate emergency authorities. In addition, the Company's interconnection agreement with the ILEC in each of its markets contains a provision requiring the ILEC to list each of the Company's business customers in the Yellow Pages.

MARKETS

     A key component of the Company's strategy is to concentrate on early market entry into suburban areas of Tier I Markets. These suburban areas typically contain large populations of residential and small business, including COCOT and ISP, prospects. In addition to its currently operational markets of Las Vegas and selected suburban areas of Atlanta and Los Angeles, during fiscal 1998, the Company plans to enter seven additional markets in the states of California, Florida and Illinois and expects to enter up to an additional nine markets in 1999. These markets were chosen in part because of their pro-competitive regulatory environments.

SALES AND MARKETING

     The Company concentrates its sales and marketing efforts on users of basic telephone services. The specific customer groups the Company targets are:

     - Small business customers that typically have between three and 50 lines.

     - Single family residential users.

     - Customer owned coin operated telephone providers (COCOTs).

     - Multi-dwelling unit owners and managers (MDUs).

     - Internet Service Providers (ISPs).

     The Company's highly focused marketing efforts seek to generate well-managed, profitable growth through increased market share with minimal customer churn. The Company's sales programs include direct sales efforts, vendor and affinity programs, direct mail, telemarketing and targeted advertising.

     As of February 28, 1998, the Company employed twelve local sales personnel and seven national sales personnel. Within each local market, the Company expects to employ five sales personnel and two sales assistants. The national sales force is responsible for identifying and soliciting prospective small business, multi-dwelling unit owners and managers, COCOT and ISP customers. The local sales personnel solicit business customers and coordinate activities with equipment vendors and affinity groups.

     To complement its local and national sales representatives, the Company intends to use established telephone equipment vendors as agents to sell the Company's local and long distance services in conjunction with equipment sales to potential business customers. In Las Vegas, for instance, the Company is currently selling local service through equipment vendors to whom it pays a commission for each sale.

     Affinity programs in which the Company and the selected organizations will jointly promote the Company's services will be used to pursue members of organizations such as schools, religious organizations, charities and local chambers of commerce. The organizations will receive a royalty for each member who purchases the Company's services.

     Prior to service initiation and during the early stages of each market's operation, the Company seeks to begin promoting its name and establishing awareness of its presence through focused public relations activities. To date, the Company's inauguration of service in each of its existing markets has generated meaningful publicity in both the print and broadcast media.

     Due to the fact the Company initiates service in each market in a limited area, advertising activities employ geographically specific media during the early phase of operation in each market. As a result, the Company uses targeted media such as Cable TV, zoned editions of neighborhood/business press and radio (on a limited basis) as each new market opens. Direct mail and telemarketing are employed to augment the Company's broadcast and print efforts. As a given market reaches a critical mass of collocation expansion (expected to be within 9 to 12 months after initiation of service), the Company will employ more broad-based general market media in order to achieve greater cost efficiencies in its message delivery. These media options include the expanded use of radio and utilization of broadcast TV and full-run print publications. Initially, the advertising messages are created to establish name awareness and credibility for the Company in each new market. After the initiation of service, the messages are crafted to specifically promote the Company's service offerings. Additionally, the Company works closely with a national directory clearinghouse to insure timely and accurate placement of its directory advertising information in each market.

     The Company also seeks wholesale customers (i.e., IXCs) who desire to resell the Company's local service product offerings. The Company is selling this product through its national sales force and has extended these efforts into each of its operational markets.

     Customer Owned Coin Operated Telephone Providers. The Company has been successful in targeting the COCOT segment in its markets because (i) the Company offers such customers lower rates compared with the ILEC in each market, and
(ii) the Company provides its COCOT customers a sophisticated management report that enables them to accurately bill IXCs for dial-around compensation. The Company believes that in its markets it is the only ICP or CLEC offering such management reports. MGC currently has contracts with several COCOT operators in Las Vegas and selected suburban areas of Atlanta and Los Angeles.

     Multi-Dwelling Unit Owners and Managers. The Company also targets apartments and multi-dwelling units by offering owners and managers a turn-key telephone product for its occupants. To initiate such service at an apartment complex, the Company will initially utilize the ILEC's unbundled loop from each apartment to the Company's collocated equipment in the ILEC central office. Once installed, the service will remain active for future tenants. Under the Company's multi-dwelling unit program, the tenant does not have to arrange for the service independently, pay deposits (which can be managed through the deposit process for the apartment) or wait for installation. Additionally, installation charges may be reduced from traditional amounts charged to individual customers. After the Company and the apartment complex complete the initial installation, the apartment owner/manager will be able to offer new tenants telephone service the day the lease is signed. A call from the apartment manager or the tenant will provide the necessary customer information to begin service. Larger complexes (100 or more lines) will allow the Company to economically install hardware at the apartment site and lease T1 spans to transport the traffic directly to its switch, bypassing the ILEC's loops.

     Internet Service Providers. The Company believes that ISPs provide a significant opportunity for incremental line growth. In conjunction with the introduction of the Company's ATM backbone, Nortel's Internet Thruway product was introduced to MGC's ISP customers in February 1998. By replacing the need for data modems, the Internet Thruway eliminates the need for ISPs to purchase large amounts of capital equipment to expand their business. The product is sold on a "per port" basis to the ISP and the technology available with the Internet Thruway allows an ISP to operate in any of MGC's markets without requiring a physical presence in such market. Further, the Company has deployed the capability to shift ISP traffic off its voice network at the point of origin. As a result, the Company optimizes the voice ports of its DMS-500 switches while providing ISP customers with a high quality data connection. Additionally, the Company gains access by contract to the ISP's Internet customer base allowing it to market local and long distance service to that customer base.

NETWORK

     Network Architecture. MGC has chosen to build an exclusively switch-based network and to lease transport and local loops on an incremental basis, as demand dictates, from ILECs, CAP/CLECs and other

ICPs. As a result, the Company is not and will not be burdened by the operating and financing expenses associated with owning a fiber optic transport network. By using the ILEC's or other telecommunications services provider's fiber network interconnecting central offices and loops through collocation, the Company seeks to reach a broad market of customers for a fraction of the cost of a constructed fiber network.

     The Company believes the traditional copper loop connection from the ILEC central office to the end user (the "last mile") is receiving considerable attention from service providers looking for more economic solutions. Beyond the traditional copper based T-1 span and the more recent direct fiber connections, wireless radio, including 38GHz, 28GHz and 2.4GHz, is becoming practical and, often, less costly. The Company believes "last mile" solutions, including an array of new technologies (such as DSL) with significant bandwidth improvement, are on the horizon. The Company's network architecture anticipates this evolution and avoids capital investment that may become obsolete.

     The Company believes it will be able to lease the necessary transport at reasonable prices in all its planned markets. Prior to the passage of the Act in February 1996, ILEC's fiber transport was subject to tariffs and usually priced substantially higher than a competing CAP/CLEC's. With the passage of the Act, ILECs were required to lease their network elements at cost based prices. MGC seeks to find two or three competing transport suppliers in each of its markets with competitive prices.

     Las Vegas Network. MGC's Las Vegas network demonstrates its network strategy. In 1996, the Company installed a Nortel DMS 500 digital switch with approximately 7,000 lines of capacity and connections (via leased transport from Sprint, the ILEC) to nine of the 19 Sprint COs in Las Vegas at an equipment cost of approximately $3.3 million. Such investment gave MGC access to an addressable market of approximately 450,000 lines. This project was completed in seven months and the switch became operational in December 1996. In response to its initial success in provisioning access lines, the Company expanded its capacity. By the end of December 1997, the Company had spent an additional $4.4 million to increase network capacity to approximately 20,000 lines and connected an additional seven COs (for a total of 16 of the 19 COs in the Las Vegas metropolitan area). The 1997 expansion increased the Company's addressable market to approximately 90% of Las Vegas' 800,000 lines.

     In Las Vegas, the Company has signed an interconnection agreement with Sprint with a term of two years (expiring in November 1998). MGC utilizes Sprint, NextLink Communications and American Communications Services for transport. The Company seeks to select the transport provider that can best interconnect the Company's customer locations through redundant network at the lowest possible price.

     Atlanta Network. MGC's Atlanta network initiated service in December 1997 with a DMS 500 switch in the Company's leased premise and collocation equipment in three BellSouth Telecommunications Inc. ("BellSouth") COs with approximately 6,000 lines of capacity and access to 213,000 lines. By year end 1998, the Company intends to be collocated in 27 COs with access to 1,525,000 lines and have 32,000 lines of capacity in the Atlanta market.

     In Atlanta, the Company has negotiated what it believes to be favorable transport pricing with BellSouth and will continue to seek alternative transport providers for greater cost efficiencies. The Company has signed an interconnection agreement with BellSouth for the Atlanta market with a term of two years (expiring in April 1999).

     Los Angeles Network. In Los Angeles, the Company initiated service with a DMS 500 switch installed in a Company owned building and collocation equipment in six GTE COs. Service in this market commenced in December 1997, with approximately 8,000 lines of capacity and access to 255,000 lines. By year end 1998, MGC plans to be collocated in 28 COs with access to 1,236,000 lines and have 28,900 lines of capacity.

     The Company utilizes both GTE and GST (a CAP transport provider) for transport in Los Angeles and has signed an interconnection agreement with GTE for the State of California with a term of three years (expiring in January
2000).

     Switch Hardware. The Company's switching platform is the Nortel DMS 500. MGC has executed a contract with Nortel providing for the purchase of 20 DMS 500 switches by the end of 1999 (three of which have already been delivered). The contract specifies industry standard warranties. The DMS 500 system offers a flexible and cost effective means of establishing a single point of presence in, and the ability to provide revenue generating services to, both the local and long distance services markets. The DMS 500 combines the DMS 100 local switch functionality with long distance toll and tandem switching capability.

     The Company's early-to-market strategy requires an accelerated switch deployment schedule. Reducing the customization of the building to house the switch is one method. With this in mind, the Company is purchasing prefabricated buildings for use in its Chicago and Ft. Lauderdale markets built to specifications which allow the actual switch installation to occur in a minimal timeframe. This approach evolved from the Company's early efforts to design a "switch in a box." Utilizing raw land and a prefabricated building approach allows the switch to be installed at Nortel's factory in a series of self-contained units, with all the necessary environmental, fire and other elements pre-installed. By using this approach or other modifications to traditional installation, the Company believes it can move quickly to open new markets and be operational in as short as four months from the date of site selection. The Company may employ more than one switch in a particular market.

     Interconnection Agreements. The Company has interconnection agreements with Sprint for operation in Las Vegas, BellSouth in Georgia, GTE in California, Pacific Bell ("PacBell") in California and Ameritech Corp. ("Ameritech") in Illinois. The Company expects to expand its agreement with Sprint to cover its operations in Chicago. The Company believes it has secured favorable agreements which will allow it to operate profitably in these jurisdictions, but there can be no assurance to that effect. The Company has authority to operate as a CLEC in Illinois, Georgia, Nevada, California, Florida and Massachusetts. The Company will apply for additional CLEC authority in additional states as necessary.

OPERATIONS

     Customer Service. The Company strives to provide customer service superior to the ILEC in each of its markets. This includes:

     - Personnel. CSRs and sales personnel who are well trained and attentive to customers' needs. CSRs are available 24 hours a day, seven days a week, 365 days a year.

     - Phones. Prioritizing the response to customer phone calls such that calls are answered and responded to with minimal (if any) wait time.

     - Coordination. Coordinating service installation with both the customer and the ILEC, if involved.

     - Customer Information. Keeping the customer informed if there is an installation or repair problem and dedicating the necessary resources to resolve the problem as soon as possible.

     - Billing. Providing the customer a timely bill which is comprehensive, accurate and simple to read and understand.

     Centralization. The Company has a centralized customer service center, including a centralized call center in Las Vegas, which operates 24 hours a day, seven days per week. Centralization allows the Company to control personnel and their training to a greater degree than with call centers in each city and thereby provides consistent, high quality customer service with lower overhead costs.

     Automation. The Company believes automation of internal processes contributes greatly to the overall success of a service provider and billing is a critical element of any telephone company's operation. The Company's management information system has been designed to allow a CSR to quickly take all the necessary information from a customer in a logical, conversational manner, establish the appropriate billing and credit information and electronically process the order with the ILEC for the local loop provisioning. The system creates the correct emergency 911 address update for new customers and supplies the information to the appropriate emergency authorities. Concurrently, the system will establish the related cost elements with the order to track the expense of the facility leased from the ILEC.

     Thereafter, the system will track the progress of the order based on electronic or facsimile updates from the ILEC. The installation desk will follow the customer's order, ensuring the installation date is met. Additionally, CSRs will be able to handle all other customer service inquiries, including billing questions and repair calls. All this information is available in the integrated system available to the CSR.

     In addition, the Company's proprietary management information system has been designed to track and bill all forms of local service, including line and feature charges and long distance charges. Additionally, the billing system can provide sophisticated solutions for business bills. Companies desiring a single bill for many locations, summary bills only without detail or any other combination can be accommodated. Lastly, the Company expects to be able to deliver billing information in a number of media besides paper including electronic files, Internet inquiry or on-line inquiry.

LOW COST FOCUS

     To offer service to its targeted segments of the market and insure long term profitability, the Company has created a low cost structure and focus. The key components of this strategy are:

     Low Cost Network Architecture. MGC has chosen to build an exclusively switch-based network and to lease the necessary transport and local loops on an incremental basis, as demand dictates, from ILECs, CAP/CLECs and other ICPs. As a result, the Company will not be burdened by the carrying cost of a constructed transport network. This approach allows the Company to precisely target its capital expenditures to the specifics of each market and developing conditions.

     Standardized Switch/Installation. The Company plans to use only Nortel switches, all configured in the same manner for ease of installation into the Company's prefabricated buildings (or existing building structures, as the case may be). The Company believes this approach will reduce the time to install its switches.

     Basic Product. The Company offers basic voice and data services. This simplified approach allows the Company to standardize training, order processing and interfaces with the different ILECs. The Company does not expect to offer a broad array of complex communications packages.

     Automation. An important component in producing a low cost environment is automation of the processes involved. The Company has installed a proprietary management information system designed to be a comprehensive, integrated system that addresses all aspects of its business, including customer care and billing, general ledger, payroll, fixed asset management, purchasing and personnel. This system is scaleable and has been designed to support the Company's operation as it grows.

     Credit Policy. To minimize its bad debt exposure, the Company has implemented a policy generally requiring new customers to meet minimum credit standards or make deposits for specified services and estimated usage prior to the initiation of services. The Company's current credit and deposit policies are in line with and in some instances more conservative than competing ILECs in its markets. Additional personnel have been dedicated to collections and credit monitoring to lower the Company's credit exposure.

     Efficient Customer Service. The Company has a centralized customer service center, including a call center located in Las Vegas, which operates 24 hours per day, seven days per week. The centralized calling center handles all inquiries and orders for new service. This centralization allows the Company to control personnel and their training to a greater degree than with call centers in each city.

     Voice Over Data. The Company has deployed and is using its ATM data network to interconnect all its territories. While using this network for data, the Company is also making internal voice calls through this network. The packetized voice transmission has been of good quality and the Company plans to begin transporting interstate long distance calls via this network. The Company currently expects the transport cost per minute for these calls to be less than one cent.

COMPETITION

     The Company believes the only significant switch-based competitor for its targeted markets (small businesses and residential users in suburban areas of large metropolitan markets) is the ILEC. However, the CAP/CLECs and other communications suppliers in each of the metropolitan areas in which the Company will be present could also elect to compete for the Company's targeted market.

     General competition in each of the service categories provided by the Company is discussed below.

     Local Services. In each of its geographic markets, the Company faces significant competition for the local services it offers from RBOCs and other ILECs, which currently dominate their local telecommunications markets. These companies all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of MGC.

     The Company also faces competition in most markets in which it will operate from one or more CAP/CLECs or ICP operating fiber optic networks. Other local service providers have operations or are initiating operations within one or more of the Company's service areas. MGC expects AT&T (through its pending acquisition of Teleport Communications Group, Inc.), WorldCom (through its pending acquisition of MCI), Sprint and certain cable television providers, all of which are substantially larger and have substantially greater financial resources than the Company, to enter some or all of the markets the Company serves. MGC also understands other entities have indicated their desire to enter the local exchange services market within specific metropolitan areas served or targeted by MGC.

     In addition, a continuing trend toward consolidation and strategic alliances within the communications industry could result in significant new competition for the Company. AT&T and MCI have begun to enter the local services market through acquisitions and internal growth. Other potential competitors of the Company include utility companies, other long distance carriers and wireless telephone systems. The Company cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions.

     Competition in all of the Company's market areas is based on quality, reliability, customer service and responsiveness, service features and price. The Company intends to keep its prices at levels below those of the ILECs while providing, in the opinion of the Company, a higher level of service and responsiveness to its customers. Innovative packaging and pricing of basic telephone services is expected to provide competitive differentiation for the Company in each of its markets.

     Although the ILECs are generally subject to greater pricing and regulatory constraints than other local network service providers, ILECs are achieving increasing pricing flexibility for their local services as a result of recent legislative and regulatory developments. The ILECs have continued to lower rates, resulting in downward pressure on prices for certain services.

     Long Distance Services. The Company competes with AT&T, MCI, Sprint and a host of other second and third tier providers in the long distance services market. Many of the Company's competitors have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of MGC. In providing these services, the Company will focus on quality service and low cost to distinguish itself in a very competitive marketplace. In addition, the Company may face additional competitive challenges if the price of long distance minutes falls as a result of decreased access charges. The Company believes the introduction of its ATM backbone and Internet Thruway products will enable it to compete for ISP traffic on the basis of the quality and low cost of its services; however, the market for such ISP traffic is extremely competitive.

GOVERNMENT REGULATIONS

     Overview. The Company's services are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers such as the Company, to the extent those facilities are used to provide, originate or terminate interstate or international communications. The state regulatory commissions retain jurisdiction over most of the same facilities and services to the extent they are used to originate or terminate intrastate communications. In addition, many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which the Company is unable to predict.

     Federal Regulation. The Company must comply with the requirements of common carriage under the Communications Act of 1934 (the "Communications Act"), as amended. Comprehensive amendments to the Communications Act were made by the Act, which was signed into law on February 8, 1996. The Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Act is to promote competition in all areas of telecommunications and to reduce unnecessary regulation to the greatest extent possible. While it will take years for the industry to feel the full impact of the Act, it is already clear the legislation provides the Company with both opportunities and challenges.

     The Act gives the FCC the authority to forebear from regulating companies if it finds such regulation does not serve the public interest, and directs the FCC to review its regulations for continued relevance on a regular basis. As a result of this directive, a number of the regulations that historically applied to IXCs have been and may continue to be eliminated in the future. While it is therefore expected that a number of regulations that were developed prior to the Act will be eliminated in time, those which apply to the Company at present are discussed below.

     Pursuant to the Communications Act, the Company is subject to the general requirement that its charges and regulations for communications services must be "just and reasonable" and that it may not make any "unjust or unreasonable discrimination" in its charges or regulations.

     The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carrier service providers, only GTE, the RBOCs and other ILECs are classified as dominant carriers, and all other providers of domestic common carrier services, including the Company, are classified as non-dominant carriers. The Act provides the FCC with the authority to forebear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers to file tariffs. On November 1, 1996, in its first major exercise of regulatory forbearance authority granted by the Act, the FCC issued an order detariffing domestic interexchange services. The order required mandatory detariffing and gave carriers such as the Company nine months to withdraw federal tariffs and move to contractual relationships with its customers. This order subsequently was stayed by a federal appeals court. Until further action is taken by the FCC or the courts, the Company will continue to maintain tariffs for these services.

     Although the FCC does not directly regulate local exchange service, which is within the jurisdiction of state regulatory authorities, its actions may impact directly on such service. The Act greatly expands the FCC's interconnection requirements on the ILECs. The Act requires the ILECs to: (i) provide physical collocation, which allows companies such as MGC and other interconnectors to install and maintain their own network termination equipment in ILEC central offices, and virtual collocation only if requested or if physical collocation is demonstrated to be technically unfeasible, (ii) unbundle components of their local service networks so other providers of local service can compete for a wider range of local services customers, (iii) establish "wholesale" rates for their services to promote resale by CLECs and other competitors, (iv) establish number portability, which will allow a customer to retain its existing phone number if it switches from the ILEC to a competitive local service provider, (v) establish dialing parity, which ensures customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services, and (vi) provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. In addition, the Act requires ILECs to compensate competitive carriers for traffic originated by the ILECs and terminated on the competitive carrier's networks. The FCC is charged with establishing national guidelines to implement the Act. The FCC issued its Interconnection Order on August 8, 1996, which established detailed rules regarding rates, terms and conditions for interconnection between CLECs and ILECs. The Interconnection Order was appealed to the U.S. Court of Appeals for the Eighth Circuit. On July 18, 1997, the Court issued a final decision vacating the interconnection pricing rules and "most favored nation" rules as well as certain other interconnection rules. The FCC's and other parties' petitions to the Supreme Court requesting review of these decisions have been granted. Even though the Eighth Circuit's decision currently restricts the role of the

FCC with respect to pricing and other issues (pending review by the Supreme Court), these issues currently remain subject to scrutiny and oversight by state regulatory commissions which may exercise their discretion to adopt policies similar to or different from those proposed by the FCC. Although it is not possible at this time to determine how the Supreme Court will respond to these appeals, MGC does not believe the Eighth Circuit decision will have any significant impact on its operation. On October 14, 1997, the U.S. Court of Appeals for the Eighth Circuit, in response to motions regarding its earlier decision, ruled that ILECs are under no obligation to provide CLECs with a rebundled package of individual network elements. The Company believes that the impact of this ruling is neutral to the Company in light of the Company's switch and collocation based network strategy employing unbundled network elements and may be beneficial in the short-term by delaying entrance into the local service market by IXCs such as AT&T.

     As a result of provisions of the Act, the Company has taken the steps necessary to be a provider of local exchange services. As of February 28, 1998, MGC had obtained CLEC certification in six states. In addition, the Company has successfully negotiated interconnection agreements with five ILECs and is in negotiation for interconnection agreements with four additional ILECs. At the same time, the Act also makes competitive entry more attractive to RBOCs, other ILECs and interexchange carriers and other companies, and likely will increase the level of competition the Company faces.

     The Act's interconnection requirements also apply to interexchange carriers and all other providers of telecommunications services, although the terms and conditions for interconnection provided by these carriers are not regulated as strictly as interconnection provided by the ILECs. This may provide the Company with the ability to reduce its own access costs by interconnecting directly with non-ILECs, but may also cause the Company to incur additional administrative and regulatory expenses in replying to interconnection requests from other carriers.

     On May 16, 1997, the FCC released an order that fundamentally restructured the "access charges" ILECs charge to interexchange carriers and end user customers. The Company's analysis of the FCC's order leads it to believe the FCC's new access charge rules do not adversely affect the Company's business plan, and they do in fact present significant opportunities for new entrants, including the Company. Aspects of the order may be changed and to the extent access charges may be reduced in the future, competitors will have an increased ability to offer low cost long distance services. At least ten parties have filed appeals with federal courts, and numerous parties have asked the FCC to reconsider portions of its new rules.

     As part of its pro-competitive policies, the Act may free the RBOCs from the judicial order that prohibited their provision of interLATA services. Specifically, the Act permits RBOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region interLATA service upon demonstrating to the FCC and state regulatory agencies they have adhered to the FCC's interconnection regulations. As of December 31, 1997, ILECs in four states have filed applications for in-region long distance authority with the FCC, all of which have been denied by the FCC. At least two of these decisions have been appealed. Additional applications are being filed and will be considered by the FCC. On December 31, 1997, a federal District Court in Texas ruled key sections of the Act unconstitutional on the grounds that RBOCs were unfairly denied access to the in-region long distance segment of the industry. This decision was immediately appealed by numerous IXCs and the District Court has stayed its decision pending appeal.

     While the Act reduces regulation to which non-dominant local exchange carriers are subject, it also reduces the level of regulation that applies to the ILECs and increases their ability to respond quickly to competition from the Company and others. For example, in accordance with the Act, the FCC has applied "streamlined" tariff regulation to the ILECs which greatly accelerates the time required for changes to tariffed service rates to take effect and eliminates the requirement that ILECs obtain FCC authorization before constructing new domestic facilities. These actions will allow ILECs to change service rates more quickly in response to competition. Similarly, the FCC is considering proposals that may provide significant new pricing flexibility to ILECs. To the extent such increased pricing flexibility is provided, the Company's ability to compete with ILECs for certain service may be adversely affected.

     On May 8, 1997, in compliance with the requirements of the Act, the FCC released an order establishing a new Universal Service support fund, which provides subsidies to carriers that provide service to under-served individuals and customers in high cost areas, and to companies that provide telecommunications services and wiring for schools and libraries. The Company is required to contribute into the Universal Service support fund, but may also be eligible to obtain subsidies for services it provides. The new Universal Service rules will be administered jointly by the FCC and state regulatory authorities, many of which are still in the process of establishing their administrative rules. The net financial effect of these regulations on the Company cannot be determined at this time.

     State Regulation. The Company has satisfied state requirements to provide CLEC and intrastate long distance service in Nevada, Georgia, Illinois, California, Florida and Massachusetts. State authorizations vary in their regulatory intensity. State laws and regulations that prohibit, or have the effect of prohibiting, local and intrastate long distance telecommunications competition have been preempted under the Act. Although the Act's prohibition of state barriers to competitive entry took effect on February 8, 1996, various legal and policy matters must be resolved before the Act's policies are fully implemented. The Company continues to support efforts at the state government level to encourage competition in its markets under the federal law and to permit CLECs to operate on the same basis and with the same rights as the ILECs.

     In most states, the Company is required to file tariffs setting forth the terms, conditions, and prices for services which are classified as intrastate. In some states, the Company's tariff can list a range of prices for particular services and in others such prices can be set on an individual customer basis. The Company is not at this time subject to price cap or to rate of return regulation in any of its current or planned expansion markets.

     Since early 1997, several CAP/CLECs have entered into co-carrier agreements with ILECs which address CLEC/ILEC interconnection issues such as reciprocal compensation and number portability. While the Act mandates the implementation of interconnection arrangements, there can be no assurance the Company will be able to secure its desired co-carrier arrangements in a timely fashion or upon reasonable rates and terms. State regulators retain primary authority in setting rates for these interconnection agreements, and for enforcing the implementation of such agreements once they are signed. All of the states in which the Company operates or currently plans to operate have established rates and terms governing interconnection agreements. While additional hearings are pending in all of these states that may further impact the Company's interconnection agreements, the Company does not expect that any such proceeding will have an adverse impact on the Company.

PERSONNEL

     As of February 28, 1998, there were 160 employees of the Company, the majority of whom were located in Las Vegas. The Company expects to substantially increase its employee count as its business expands into new markets.

     MGC has non-disclosure and non-compete agreements with all of its executive employees. None of MGC's employees is represented by a collective bargaining agreement.

RISK FACTORS

     Any investment in the securities of the Company involves a high degree of risk. Prospective investors should consider carefully the following factors together with the other information contained in this Report.

Limited Operations; Net Losses

     The Company began providing local exchange services in Las Vegas in December 1996 and, to date, substantially all of the Company's revenues have been derived from such services. The Company is expecting to significantly increase the size of its operations in 1998 and beyond. Prospective investors, therefore, have limited historical financial information about the Company upon which to base an evaluation of the Company's performance. Although many of the Company's managerial and supervisory personnel have had substantial communications industry experience, the Company has a very limited operating history. Accordingly, there is no firm basis, other than management's judgment, on which to estimate the number of customers or the amount of revenues the Company's planned operations will generate. Given the Company's limited operating history, there is no assurance that it will be able to compete successfully in the communications business.

     The development and expansion of the Company's business will require significant capital, operational and administrative expenditures, a substantial portion of which are incurred before the realization of revenues. These capital expenditures will result in negative cash flow until an adequate customer base is established. Although its revenues have increased since its inception, the Company has incurred significant increases in expenses associated with the installation of switches and the expansion of its services and customer base. The Company recorded a net loss of $10.8 million in 1997 and anticipates recording significant net losses through 1999. There can be no assurance the Company will achieve or sustain profitability or positive EBITDA in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

Risks Associated with Implementation of Growth Strategy

     The expansion and development of MGC's operations will depend on, among other things, the Company's ability to (i) purchase, install and operate switches and obtain required interconnection agreements, (ii) identify, hire and retain qualified personnel, and (iii) provision local loops and lease access to suitable transport networks, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. In addition, MGC has experienced rapid growth since its inception, and management believes that sustained growth will place a strain on operational, human and financial resources. The Company's ability to manage its expansion effectively will also depend on the continued development of plans, systems and controls for its operational, financial and management needs. Given the Company's limited operating history, there can be no assurance that the Company will be able to satisfy these requirements or otherwise manage its growth effectively. The failure of MGC to satisfy these requirements could have a material adverse effect on the Company's financial condition and its ability to fully implement its expansion plans.

     The Company's growth strategy also involves the following risks:

     Implementation, Equipment and Suitable Interconnection and Collocation Arrangements. An essential element of the Company's current strategy is the provisioning of switched local service. In implementing its strategy, the Company may utilize new technologies or may utilize existing technologies in new applications. There can be no assurance that installation of the switches and associated electronics necessary to implement the Company's business plan will continue to be completed on a timely basis or that, during the testing of this equipment, the Company will not experience technological problems that cannot be resolved. In addition, the development and expansion of the Company's business and its entry into new markets will be dependent on, among other things, its ability to lease or purchase suitable sites, obtain equipment on a timely basis, obtain sufficient blocks of telephone numbers, negotiate suitable interconnection and collocation arrangements with ILECs on satisfactory terms and conditions and finance such expansion. Collocation space is obtained from the ILECs on a first come/first served basis. As a result, there can be no assurance that the Company will be able to obtain collocation sites in the markets it desires. These factors and others could adversely affect the expansion of the Company's customer base and commencement of operations in new markets. If the Company is not able to expand its customer base or enter new markets in accordance with its plans, the growth of its business would be materially adversely affected.

     Expansion Risk; Qualified Personnel. The Company expects to expand rapidly. This growth will increase the operating complexity of the Company as well as the level of responsibility for both existing and new management personnel. In addition, the Company's business is managed by a small number of key management and operating personnel, the loss of certain of whom could have a material adverse impact on the Company's business. None of the Company's key executives is a party to a long-term employment agreement with the Company and the Company does not maintain key man insurance on its officers. The Company's ability to manage its expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. If the Company is unable to effectively manage its expansion or attract and retain highly skilled and qualified personnel, the Company's business could be materially adversely affected.

     Reliance on Third Parties and Availability of UNEs. Because a key element of its business and growth strategy is to lease transport capacity, the Company is dependent upon the cooperation of ILECs and/or CAP/CLECs whose fiber optic networks and local loops are being leased by the Company. The risks inherent in this approach include, but are not limited to, negotiating and renewing favorable interconnection and collocation agreements, timeliness of the ILECs or CAP/CLECs in processing the Company's orders for customers who seek to utilize the Company's service; and maintenance of the unbundled network elements ("UNEs"). The ILECs have had little experience in providing UNEs and there can be no assurance the ILECs will provide and maintain the UNEs in a prompt and efficient manner. The Company's interconnection agreements currently provide for the Company's connection and maintenance orders to receive attention at parity with those of the ILEC's or other CAP/CLEC's customers and for the ILEC to provide adequate trunking capacity to keep blockage within industry standards. Accordingly, the Company and its customers are dependent on the ILEC and/or CAP/CLEC to assure uninterrupted service. In Las Vegas, the Company has, from time to time, experienced blockage, in the delivery of calls from the ILEC to the Company's switches due to inadequate trunk provisioning by the ILEC. Blocked calls result in customer dissatisfaction which may result in the loss of business. There can be no assurance that ILECs will comply with their network provisioning requirements. Furthermore, there can be no assurance the rates to be charged to the Company under the interconnection agreements will allow the Company to offer low enough usage rates to attract a sufficient number of customers and to operate the business on a profitable basis.

     Automation and Information Systems. The Company employs a proprietary management information system which is expected to be an important factor in its success. If the management information system fails or is unable to perform as expected, it would have a substantial adverse effect on the Company. Furthermore, problems may be encountered with higher processing volumes or with additional automation features, in which case, the Company might experience system breakdowns, delays and additional, unbudgeted expense to remedy the defect or to replace the defective system with an alternative system.

     Lack of New Service Acceptance by Customers. While CLECs targeting business customers have had some success inducing customers to utilize an alternative local exchange provider, the Company believes it is currently the only ICP targeting residential customers in its markets. The success of the Company will be dependent upon, among other things, the willingness of such customers to accept the Company as an alternative provider of local, long distance and data service. No assurance can be given that such acceptance will occur and the lack of such acceptance could have a material adverse effect on the Company.

     Untested Collection Procedures. The Company has in the past experienced an unacceptable level of uncollectible accounts and resulting bad debt expense. To minimize its bad debt exposure, the Company has recently implemented a policy generally requiring new customers to meet minimum credit standards or make deposits. While the Company believes its current credit and deposit policies are in line with industry standards, there can be no assurance that such policies will be effective in achieving the desired reduction in uncollectible accounts.

     Products and Services. The Company currently focuses its efforts on providing local and long distance telecommunications services. In order to address the needs of its target customers, the Company will be required to emphasize and develop additional products and services, such as high speed data services. No assurance can be given that the Company will be able to provide the range of communication services that its target customers need or desire.

     Acquisitions. The Company may acquire other businesses as a means of expanding into new markets or developing new services. The Company is unable to predict whether or when any prospective acquisitions will occur or the likelihood of a material transaction being completed on favorable terms and conditions. Such transactions involve certain risks including, but not limited to: (i) difficulties assimilating acquired operations and personnel, (ii) potential disruptions of the Company's ongoing business, (iii) the diversion of resources and management time, (iv) the possibility that uniform standards, controls, procedures and policies may not be maintained, (v) risks associated with entering new markets in which the Company has little or no experience, and
(vi) the potential impairment of relationships with employees or customers as a result of changes in management. If an acquisition were to be made, there can be no assurance that the acquired business would perform as expected.

Substantial Leverage: Insufficiency of Earnings to Cover Fixed Charges

     The Company is highly leveraged. At December 31, 1997, the Company had approximately $156.6 million in aggregate principal amount of indebtedness outstanding. The degree to which the Company is leveraged could have important consequences to stockholders of the Company, including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to payment of the principal of and interest on its indebtedness, thereby reducing funds available for other purposes; (ii) the Company's significant degree of leverage could increase its vulnerability to changes in general economic conditions or increases in prevailing interest rates; (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes could be impaired; and (iv) the Company may be more leveraged than certain of its competitors, which may be a competitive disadvantage.

     For the year ended December 31, 1997, the Company had net losses of $10.8 million and incurred fixed charges of $5.7 million. The Company anticipates earnings will be insufficient to cover fixed charges through 1999. In order for the Company to meet its debt service obligations, the Company will need to substantially improve its operating results. There can be no assurance the Company's operating results will be of sufficient magnitude to enable the Company to meet its debt service obligations. In the absence of such operating results, the Company could face substantial liquidity problems and might be required to seek additional financing through the issuance of debt or equity securities; however, there can be no assurance the Company would be successful in raising such financing, or the terms or timing thereof. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Report.

Significant Capital Requirements and Need for Additional Financing

     Expansion and development of the Company's business and services and the development of new markets require significant capital expenditures. The Company expects to fund its capital requirements through existing resources, debt or equity financing and internally generated funds. The Company expects that to continue to expand its business may require raising substantial additional equity and/or debt capital. There can be no assurance, however, the Company will be successful in raising sufficient debt or equity capital on terms it will consider acceptable. In addition, the Company's future capital requirements will depend upon a number of factors, including marketing expenses, staffing levels and customer growth, as well as other factors that are not within the Company's control, such as competitive conditions, government regulation and capital costs. Failure to generate sufficient funds may require the Company to delay or abandon some of its future expansion or expenditures, which would have a material adverse effect on its growth and its ability to compete in the communications industry.

Control of the Company

     As of March 20, 1998, Maurice J. Gallagher, Jr., Nield J. Montgomery, Timothy P. Flynn and Robert L. and Carol A. Priddy owned, directly or indirectly, in the aggregate, approximately 44.2% of the outstanding Common Stock and voting power of the Company (assuming the conversion of the outstanding Series A Convertible Preferred Stock into Common Stock). Accordingly, such stockholders collectively will likely be able to control the management policy of the Company, decide all fundamental corporate actions, including mergers, substantial acquisitions and dispositions and elect the Board of Directors of the Company.

Nortel Contract

     The Company is obligated to purchase 20 Nortel DMS 500 switches (three of which have already been delivered) by the end of 1999. There can be no assurance the Company will be able to utilize all of those switches in its business.

Dependence upon Network Infrastructure; Risk of System Failure; Security Risks

     The Company's success in marketing its services to business and residential users requires the Company to provide reliable service. The Company's networks are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other factors which may cause interruptions in service or reduced capacity for the Company's customers. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on customer acceptance and, therefore, on the Company's business, financial condition and results of operations.

Rapid Technological Changes

     The communications industry is subject to rapid and significant changes in technology. While the Company believes that for the foreseeable future these changes will not materially affect or hinder the Company's ability to acquire necessary technologies, the effect of technological changes on the business of the Company cannot be predicted. Thus, there can be no assurance technological developments will not have a material adverse effect on the Company.

Competition

     In its existing markets and the markets into which it intends to expand, the Company faces significant competition for its local telephone services, including local exchange services, from ILECs, which currently dominate their local telecommunications markets, and others. ILECs have long-standing relationships with their customers which relationships may create competitive barriers. Although CLECs as a whole tripled their customer lines in service in 1997 to 1.5 million lines, CLECs currently account for only 2.6% of all local telephone revenues, according to FCC statistics. Furthermore, ILECs may have the potential to subsidize competitive service from monopoly service revenues. In addition, a continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. The Company also faces and will face competition in the markets in which it operates and in markets into which it intends to expand from one or more CAP/CLECs and ICPs operating fiber optic networks and, possibly, from local cable systems which may offer communication services. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company.

     The Company believes various legislative initiatives, including the Telecommunications Act of 1996 (the "Act"), have removed most of the remaining legislative barriers to local exchange competition. Nevertheless, in light of the passage of the Act, regulators are also likely to provide ILECs with increased pricing flexibility as competition increases. If ILECs are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices, the net income or cash flow of the Company could be materially adversely affected.

     The Company competes with AT&T, MCI, Sprint and others in the long distance services market. Additionally, recent federal legislation permits the Regional Bell Operating Companies ("RBOCs") to provide in-region long distance services once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source service similar to the service the Company offers. In addition, AT&T, MCI and Sprint have entered, and other interexchange carriers have announced their intention to enter, the local exchange services market, which is facilitated by the Act's resale and unbundled network element provisions. AT&T recently has announced its intention to acquire a leading CLEC, Teleport Communications Group, Inc., and MCI has agreed to be acquired by WorldCom, which also has very substantial CLEC operations. The Company cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions. Competition from the RBOCs with respect to in-region long distance services or from AT&T, MCI, Sprint or others with respect to local exchange services could have a material adverse effect on the Company's business.

Competitive Reaction

     Although the Company plans to offer rates for its services which are below those currently charged by ILECs, ILECs or new competitors with greater capital and resources than the Company may meet or undercut the Company's price structure and prevent the Company from attaining the share of the local communications market necessary to achieve profitable operations. The Company's ability to meet price competition may depend on its ability to operate at costs equal to or lower than its competitors or potential competitors. There is a risk that competitors, perceiving the Company to lack capital resources, may undercut the Company's rates or increase their services in an effort to force the Company out of business. Competitors may also attempt to place their existing customer base under long-term contractual agreements which may inhibit the Company's ability to convert these users to its services. In addition, the success of the Company will ultimately depend on management's ability to react expeditiously and effectively to exigencies that have not been taken into account in the Company's business plan.

Regulation

     The Company is subject to varying degrees of federal, state and local regulation. The Company is not currently subject to price cap or rate of return regulation, nor is it currently required to obtain FCC authorization for the installation, acquisition or operation of its network facilities. The Company is or will be generally subject to certification and tariff or price list filing requirements for intrastate services by state regulators. Although passage of the Act should result in increased opportunities for companies competing with the ILECs, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on the Company. Furthermore, while the Act reduces regulations to which non-dominant local exchange carriers are subject, it also reduces the level of regulation that applies to the ILECs and increases their ability to respond quickly to competition from the Company and others. In addition, although the Act provides incentives to ILECs to negotiate interconnection agreements with local competitors, there can be no assurance the ILECs will negotiate quickly with competitors such as the Company for the required interconnection of the competitor's networks with those of the ILECs.

     On December 31, 1997, a federal District Court in Texas ruled key sections of the Act unconstitutional on the grounds that RBOCs were unfairly restricted by the Act from providing interLATA service in the regions where they also operate as ILECs until they could show that there was local exchange service competition in those areas. This decision was immediately appealed by numerous interexchange carriers ("IXCs") and has been stayed pending appeal. There can be no assurance that these provisions of the Act, which are favorable to the Company, will ultimately be determined to be constitutional.

     It is anticipated the FCC may issue an order in 1998 permitting significant new pricing flexibility to ILECs. To the extent such increased pricing flexibility is afforded to the ILECs, the ability of the Company to compete with ILECs for certain services may be adversely affected. On May 8, 1997, the FCC issued an order establishing a new Universal Service support fund. The new Universal Service support fund rules will be administered jointly by the FCC and state regulatory authorities, many of which rules are still in the process of being formulated. The net revenue effect on the Company of these rules is incalculable at this time.

     In some of the areas where the Company provides facilities based services, the Company may be required to pay license or franchise fees based on a percentage of gross revenues. There is no assurance that certain local governmental authorities will not seek to impose such fees in the future.

Lack of Dividend Risk

     The Company has never declared or paid any cash dividends on its Common Stock and does not currently expect to declare any such dividends. Payment of any future dividends will depend upon the earnings and capital requirements of the Company, the Company's debt facilities and other factors the Board of Directors considers appropriate. The Company intends to retain its earnings, if any, to finance the development and expansion of its business. The Company's ability to declare and pay dividends on its Common Stock is restricted by certain covenants in the Indenture governing the Company's 13% Senior Secured Notes due 2004 (the "Senior Secured Notes").

Year 2000 Risk

     The Company has implemented a Year 2000 program to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company does not expect to incur significant expenditures to address this issue. The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Forward Looking Statements

     The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements (cautionary statements), such as the Company's plans to expand to its existing network or to commence service in new areas, the market opportunity presented by the Company's target markets, the Company's anticipation of installation of switches or the provision of local exchange and long distance services, and statements regarding the development of the Company's business, that the estimate of market sizes and addressable markets for the Company's services and products, the Company's anticipated capital expenditures, the effect of regulatory reform and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its services to current and new customers, generate customer demand for its services in the particular markets where it plans to market services, access markets, obtain suitable locations for its switches, install switches, negotiate suitable interconnect agreements with the ILECs and secure adequate collocation in the COs of the ILECs in its targeted markets, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.


ITEM 2.        PROPERTY

       In Las Vegas, the Company has a five year lease (expiring in 2001) with a five year option for the 8,000 square feet housing its switch site. In addition, the Company leases 24,125 square feet of additional space to house the Company's corporate headquarters, national customer service operations, national sales personnel, Las Vegas sales personnel and general administration. This lease expires in 2003. This building is owned by a limited liability company which is principally owned by two of the Company's principal stockholders and Directors, Maurice J. Gallagher, Jr. and Timothy P. Flynn. See "Certain Relationships and Related Transactions" in Item 13 of this Report. Management believes the terms and conditions of this transaction are equal to or better than market rates. Additionally, Messrs. Gallagher and Flynn have agreed to work with the Company to construct additional facilities when needed.

       The Company leases or owns premises sufficient to house its switch facilities and its local sales staff and administrative support in its existing markets and has contracted to acquire properties in Ft. Lauderdale, suburban Chicago and Long Beach and San Diego, California.

       The Company places great importance on each switch facility and seeks to insure maximum security and environmental control. MGC believes this can be achieved through standalone structures. This approach minimizes the risk of fire or other hazards from adjacent tenants or properties.


ITEM 3.        LEGAL PROCEEDINGS

       The Company is not a party to any pending legal proceedings of a material nature.


ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock, $.001 par value, is privately held and there is no public trading market for the Company's Common Stock. As of March 20, 1998, there were approximately 100 holders of record of the Company's Common Stock.

Dividends

     No cash dividends have ever been declared by the Company on its Common Stock. The Company intends to retain earnings to finance the development and growth of its business. Accordingly, the Company does not anticipate that any dividends will be declared on its Common Stock for the foreseeable future. Future payments of cash dividends, if any, will depend on the Company's financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by the Company's Board of Directors. The Company's ability to declare and pay dividends on its Common Stock is restricted by certain covenants in the Indenture governing the Senior Secured Notes.

Unregistered sales of stock

     During the period from December 1996, through May 1997, a group of initial investors in the Company (approximately 80 persons) purchased 14,141,000 shares of Common Stock in the Company for cash in the aggregate amount of $16,645,275. All such issuances of securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. In each instance, the purchaser was either a founder of the Company, other Company insider as a result of his relationship with the Company or otherwise had a pre-existing relationship with the Company or its founders; the offers and sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in the transactions and no commissions were paid.

     During September 1997, the Company issued $160,000,000 of its 13% Senior Secured Notes due 2004 and warrants to purchase 1,291,200 shares of Common Stock at $.01 per share to qualified institutional investors who purchased the securities in a private offering under Rule 144A and to persons who purchased the securities pursuant to offers and sales outside the United States in accordance with Regulation S. The gross proceeds of this private offering were $160,000,000, of which $159,300,000 was paid by qualified institutional buyers under Rule 144A and $700,000 was paid by investors under Regulation S. In each instance, the offers and sales were made without any public solicitation, the notes and warrant certificates bear restrictive legends and appropriate stop transfer instructions will be given to the transfer agent. In connection with such offering, Bear, Stearns & Co. Inc. and Furman Selz LLC received customary commissions. All issuances of securities under this private offering were made in reliance on the exemptions from registration provided by Rule 144A and Regulation S as transactions by an issuer not involving a public offering.

     On September 30, 1997, two officers of the Company purchased 250,000 shares of Common Stock from the Company for $500,000 in cash and also purchased an additional 275,000 shares of Common Stock for promissory notes for $687,500. The Common Stock was purchased pursuant to rights granted to the officers by letter agreements signed in May 1997 and June 1997. The promissory notes are payable on or before September 30, 2000, provide for annual interest payments based on an interest rate of 7.5% per annum and are secured by a pledge of the shares of Common Stock purchased with such promissory notes. These issuances of securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering; the sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in these transactions and no commissions were paid.

     During November 1997 and January 1998, the Company issued 6,571,427 shares of its Series A Preferred Stock to 50 investors who purchased the securities in a private placement. The gross proceeds of this private placement were $23,000,000. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. In each instance, the offers and sales were made without any public solicitation, the stock certificates bear restrictive legends and appropriate stop transfer instructions will be given to the transfer agent. In connection with such private placement, Bear, Stearns & Co. Inc. and Furman Selz LLC received customary commissions with respect to the sale of $18,020,000 of such securities and no commissions were paid with respect to the sale of $4,980,000 of such securities. All issuances of securities under this private placement were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering and Rule 506 under Regulation D promulgated under the Securities Act of 1933.

     In January and February 1998, the Company issued 150,000 shares of Common Stock to four persons (two of whom are Directors of the Company and the other two of whom are significant stockholders in the Company) who exercised warrants at $.01 per share for a total consideration of $1,500. These warrants were issued in September 1997 to these persons in consideration for their providing a commitment to purchase Common Stock of the Company in the event the Company failed to sell at least $15,000,000 of its Preferred Stock within a certain period of time. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. In January 1998, a former officer exercised options to purchase 12,000 shares of Common Stock for a total purchase price of $12,000. These issuances of securities were made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering; the sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in these transactions and no commissions were paid.

     In March 1998, the Company issued 425,000 shares of Common Stock to 11 Executive Officers of the Company for a total consideration of $2,012,500, consisting of $562,500 in cash and $1,450,000 in three-year promissory notes. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. These issuances of securities were made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering; the sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in these transactions and no commissions were paid.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is as follows:

                                           (in thousands except per share data)
                                                   1997                    1996         1995
                                                ------------------------------------------------
Operating revenues                                $3,791              $      1        $       --
Net loss                                         (10,836)              ( 1,491)               --
Basic and diluted loss per                          (.78)                (1.27)               --
  share of common stock*
Total assets                                     191,977                12,339                 1
Long-term debt including
       current maturities                        156,637                    --                --
Redeemable Series A
   Convertible Preferred Stock                    16,665                    --                --

       *   See Note 1 of Notes to Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     MGC began providing competitive local exchange services to small businesses and residential users in December 1996, and in February 1998, began offering long distance services in its existing markets. MGC's network strategy consists of purchasing and deploying switching equipment, collocating equipment in ILECs' COs and leasing fiber optic transmission capacity from ILECs and other providers of telecommunications transport services. Currently, the Company has switches fully operational in Las Vegas and in selected suburban areas in Atlanta and Los Angeles.

     The Company's 1997 revenues were primarily generated from non-recurring (principally installation charges) and recurring local phone service and switched access billings. As a result of the introduction of long distance and data services in late 1997, the Company expects that a meaningful portion of its revenues will be generated from such services beginning in 1998.

     The Company's principal operating expenses consist of: direct costs, operating costs and depreciation. Direct costs consist of access charges, line installation expenses, transport expenses, engineering costs and long distance expenses. Operating costs are comprised of sales and marketing, customer service and general and administrative expenses. As the Company expands into new markets, both direct costs and selling, general and administrative costs increase prior to achieving significant revenue. Significant levels of marketing activity may be necessary in new markets in order for the Company to build a customer base large enough to generate sufficient revenue to offset such marketing expenses. In addition, selling, general and administrative costs may increase in the short term after the Company enters a new market because many of the fixed costs of providing service in new markets are incurred before significant revenue can be expected from those markets.

     The development and expansion of the Company's business will require significant expenditures. The Company's capital expenditures primarily consist of the purchase of telecommunications switching and associated equipment, the purchase of land for host switching sites and the construction of buildings or leasehold improvements to house host switches. As part of its network strategy, the Company has made the strategic decision to purchase and install Nortel DMS 500 switches in each of its target markets. This strategy initially increases its level of capital expenditures and operating losses. However, over the long term, the Company believes this will enhance the Company's financial performance.


     The Company has experienced operating losses and generated negative operating cash flow since inception and expects to continue to generate negative operating cash flow through 2000 and to incur significant operating losses during the next several years while it installs and expands its networks and develops its business. There can be no assurance the Company's revenue or customer base will grow or that the Company will be able to achieve or sustain positive cash flow.

RESULTS OF OPERATIONS

     The Company's operations prior to December 1996 were limited to start-up activities and, as a result, the Company's revenues prior to December 1996 (limited to interest earned on cash deposits) and expenditures for such period are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company did not begin revenue generating operations until December 1996. As a result, any comparison of the three months or year ended December 31, 1997 with the three months or year ended December 31, 1996 would not be meaningful. Consequently, the following is a comparison of the fourth quarter 1997 with the third quarter 1997.

Quarter over Quarter Comparison -- December 31, 1997 vs. September 30, 1997

     Total operating revenues for the quarter ended December 31, 1997 were $1.9 million as compared to $1.1 million for the quarter ended September 30, 1997. The increase from the third quarter 1997 to the fourth quarter 1997 is a result of the increase in the number of lines placed in service during the fourth quarter. The Company had 15,590 lines in service at the end of the fourth quarter as compared to 12,710 lines in service at the end of the third quarter.

     Cost of operating revenues for the quarter ended December 31, 1997 was $1.4 million as compared to $1.2 million for the quarter ended September 30, 1997. The increase from quarter to quarter is due to the increased number of lines placed in service during the fourth quarter 1997.

     For the quarter ended December 31, 1997, selling, general and administrative expenses totaled $2.5 million as compared to $1.8 million for the quarter ended September 30, 1997. These expenses were incurred in connection with the initial marketing of the Company's services and the continued buildout of the Company's network. These expenses consisted primarily of payroll expenses, provision for bad debts, professional fees and rents.

     Depreciation and amortization expense includes depreciation on switching equipment as well as general property and equipment. For the quarter ended December 31, 1997 depreciation and amortization was $0.5 million as compared to $0.4 million for the quarter ended September 30, 1997. This increase is a result of the Company's placing additional assets in service during the fourth quarter in accordance with the planned buildout of its network.

     Interest expense for fourth quarter 1997 totaled $5.4 million as compared to$0.1 million for third quarter 1997. This amount is attributable to interest incurred on the Senior Secured Notes issued by the Company in late September 1997.

     Interest income for the quarter ended December 31, 1997 was $2.2 million as compared to $0.1 million for the quarter ended September 30, 1997. The increase is attributable to earnings on investments made in late September 1997 with the proceeds from the issuance of Senior Secured Notes.

     The Company incurred net losses of $5.7 million and $2.3 million during fourth quarter 1997 and third quarter 1997, respectively.

Year ended December 31, 1997

     During the year ended December 31, 1997, the Company generated $3.8 million in operating revenues, had cost of operating revenues of $3.9 million and incurred selling, general and administrative expenses of $6.4 million in connection with the initial marketing of its services and the continued buildout of its network. These expenses consisted primarily of payroll expenses, provision for bad debts, professional fees and rents.

     During the year ended December 31, 1997, the Company recorded bad debt expense of approximately $0.7 million primarily because its credit procedures for residential customers were not sufficiently stringent. To begin remedying the situation, a cash prepayment policy for prospective customers was introduced in October 1997 and approximately 3,900 lines were disconnected for non-payment. Effective January 1, 1998, the Company enhanced its credit procedures by introducing credit scoring via a nationally recognized credit verification service and, where appropriate, by requiring deposits prior to initiating service. Additional personnel have been dedicated to collections and credit monitoring to seek to improve the quality of the Company's accounts receivable.

     Depreciation and amortization expense for the year was $1.3 million as a result of the Company's assets placed in service in accordance with the planned buildout of its network.

     Interest expense for the year ended December 31, 1997 totaled $5.5 million. This amount is attributable to interest incurred on the Senior Secured Notes issued by the Company in late September 1997.

     The Company had interest income of $2.5 million for the year ended December 31, 1997, as a result of earnings on investments made with the proceeds of its private placements.

     As a result, the Company incurred a net loss for the year of $10.8 million. The loss is primarily attributable to the expenses incurred during the period in connection with the continued development of the Company's business.

Year ended December 31, 1996

     During the year ended December 31, 1996, the Company generated $1,000 in operating revenues as a result of commencing service during the month of December. The Company had cost of operating revenues of $0.3 million which represents primarily fixed costs. In addition, the Company incurred other operating expenses, including depreciation and amortization, of $1.3 million in connection with the commencement of operations and the buildout of its network. These expenses consisted primarily of payroll expenses, professional fees, expenses related to the introduction of initial service and a one-time write-off of purchased software.

     The Company earned interest income in the period of $0.1 million.

     As a result, the Company incurred a net loss in the period of $1.5 million. This loss is primarily attributable to the expenses incurred in connection with the initial development of the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have required substantial capital investment for the purchase of communications equipment and the design and development of the Company's networks. Capital expenditures for the Company were $3.7 million and $22.6 million in 1996 and 1997, respectively. The Company expects it will continue to have substantial capital requirements in connection with the (i) purchase of switches necessary for expansion of local exchange services and provisioning of long distance services, and (ii) development of new markets. Management expects capital expenditures of $84.6 million for 1998.

     The Company has funded a substantial portion of these expenditures through the private sales of debt and equity securities. From its inception through December 31, 1997, the Company raised approximately $17.1 million from private sales of Common Stock.

     In September 1997, the Company completed an offering of units consisting of $160 million of Senior Secured Notes and warrants to purchase 1,438,205 shares of Common Stock (after giving effect to certain anti-dilution adjustments). At the closing of the sale of the Senior Secured Notes, the Company used approximately $56.8 million of the net proceeds of the sale of the Senior Secured Notes to purchase a portfolio of securities that has been pledged as security to cover the first six interest payments on the Senior Secured Notes and the Company used approximately $3.1 million of the net proceeds to pay accounts payable incurred in connection with the acquisition of equipment. In addition, the Company has granted the holders of the Senior Secured Notes a security interest in certain of the Company's communications equipment.

     In November 1997 and January 1998, the Company issued an aggregate of 6,571,427 shares of Series A Convertible Preferred Stock at $3.50 per share for net proceeds of $21.7 million.

     The substantial capital investment required to initiate the Company's services and the funding of the Company's initial operations has resulted in negative cash flow since the Company's inception. This negative cash flow is a result of the need to establish the Company's switching network in anticipation of connecting revenue generating customers. The Company expects to continue to produce negative cash flow through 2000 due to expansion activities associated with the development of the Company's markets. There can be no assurance the Company will attain break-even cash flow in subsequent periods. Until sufficient cash flow is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities. There can be no assurance the Company will not require additional financing or as to the availability or the terms upon which such financing might be available. Moreover, the indenture governing the Senior Secured Notes imposes certain restrictions upon the Company's ability to incur additional indebtedness or issue preferred stock.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company believes its internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. The Company is in the process of contacting all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements for the year ended December 31, 1997 and for the year ended December 31, 1996 and believes that SFAS No. 130 will not result in comprehensive income different from net income as reported in the accompanying financial statements.

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates as one segment.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not required to be included.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company did not re-elect KPMG Peat Marwick LLP ("KPMG") as its independent accountant on February 6, 1998. KPMG's report on the Company's financial statements for the years ended December 31, 1996 and 1995, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. During KPMG's engagement with the Company, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which were not resolved to KPMG's satisfaction. During KPMG's engagement with the Company, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K issued under the Securities Act of 1933, as amended).

     As of February 6, 1998, Arthur Andersen LLP has been engaged by the Company as its principal accountants to audit the Company's financial statements beginning with the financial statements for the year ended December 31, 1997. The Company did not consult Arthur Andersen LLP prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a disagreement with KPMG or a reportable event.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of February 28, 1998, the name, age and position within the Company of each Executive Officer and Director of the Company. Their respective backgrounds are described following the table.


        Name                         Age                      Position
-------------------------------      ---             -----------------------------
Maurice J. Gallagher, Jr.......      48              Chairman of the Board of Directors
Nield J. Montgomery............      53              Chief Executive Officer, President, Director

Timothy P. Flynn...............      47              Director
Jack Hancock...................      67              Director
David Kronfeld.................      50              Director
Thomas Neustaetter.............      46              Director

Mitchell Allee.................      46              Vice President--Information Technology, Chief Information Officer
John Boersma...................      37              Vice President--Operations
Michael E. Burke...............      53              Vice President--Network Operations
David S. Clark.................      37              Vice President--Marketing
Kent F. Heyman.................      42              Vice President and General Counsel
James J. Hurley, III...........      49              President--Midwest Region
Thomas G. Keough...............      53              Vice President--Sales
James Mitchell.................      37              President--Eastern Region
Carol A. Mittwede..............      42              Vice President--Human Resources
Mark W. Peterson...............      43              President--Western Region
David A. Rahm..................      43              Vice President--Network Development
Walter J. Rusak................      49              Vice President--Engineering
Linda M. Sunbury...............      36              Vice President--Chief Financial Officer





     MAURICE J. GALLAGHER, JR. has served as the Chairman of the Board of Directors since the Company's founding. Mr. Gallagher was instrumental in organizing the Company with Mr. Montgomery. Mr. Gallagher was a founder of ValuJet in 1993 and served as a Director of ValuJet from 1993 until November 1997. Mr. Gallagher also held prior positions (President and Chief Financial Officer) with ValuJet from 1993 to 1994 and served as Vice Chairman from 1994 to 1997. Prior to that, Mr. Gallagher was a founder and President of WestAir Holding, Inc. ("WestAir"), a commuter airline headquartered in Fresno, California. WestAir was sold to Mesa Airlines ("Mesa") in June 1992. Mr. Gallagher was a member of the Mesa Board of Directors from June 1992 through March 1993 and served as a Director of Submicron Systems, Inc. from April 1997 until November 1997.

     NIELD J. MONTGOMERY has been the Chief Executive Officer and President and a member of the Board of Directors of the Company since he participated in its founding. Mr. Montgomery has over 35 years of telephone experience, most recently serving as a general manager for ICG from April 1994 to June 1995. In that capacity, he was responsible for developing strategy and deploying telephone switches nationally to position IGC to enter the local phone service business. Prior to that, Mr. Montgomery served as General Marketing and Sales Manager for Sprint/Centel (successor to Centel Nevada) ("Centel"). During his 13 year Centel career from 1989 to 1993, he served in senior executive positions directing engineering, operations, business office, sales, and marketing functions. Before joining Centel, Mr. Montgomery held a variety of management positions with NYNEX from 1969 to 1980.

     TIMOTHY P. FLYNN has served as Member of the Board of Directors of the Company since 1996. Mr. Flynn served as a member of the Board of Directors of ValuJet since he participated in its founding in 1993 until November 1997. Prior to that, Mr. Flynn was Chairman of the Board and CEO of WestAir Holding, Inc. He and Mr. Gallagher founded WestAir in 1983 and operated it through June 1992 when it was sold to Mesa. Mr. Flynn was a member of the Board of Directors of Mesa from June 1992 through March 1993. Mr. Flynn and Mr. Gallagher are affiliated in a number of other transactions.

     JACK L. HANCOCK has served as a Member of the Board of Directors of the Company since 1996. Mr. Hancock was Vice President of Systems Technology and Executive Vice President, Product and Technology for PacBell (from 1988 to
1993). Prior to joining PacBell, Mr. Hancock was Executive Vice President for Information Systems, Strategic Planning, and Human Resources at Wells Fargo Bank (from 1982 to 1987). Before that, he was Senior Vice President for Management Information Systems at Chemical Bank (from 1978 to 1981). He is a member of the Boards of Directors of several public and private companies, including Union Bank of California (from 1994 to present) and Wittaker Corporation (from 1994 to present).

     DAVID KRONFELD was elected to serve as a Director of the Company in February 1998. Mr. Kronfeld is the founder of JK&B Management Co., L.L.C., a venture capital firm, and has managed its affairs since 1995. Since 1989, Mr. Kronfeld has also been a partner at Boston Capital Ventures, a venture capital firm where he specialized in the telecommunications and software industries. From 1984 to 1989, Mr. Kronfeld was Vice President of Acquisitions and Venture Investments at Ameritech. Mr. Kronfeld was a Senior Manager at Booz, Allen & Hamilton, an international management consulting firm, from 1977 to 1982 and a systems analyst at Electronic Data Systems from 1973 to 1975.

     THOMAS NEUSTAETTER was elected to service as a Director in February 1998. Since January 1996, Mr. Neustaetter has been a principal in The Chatterjee Group ("TCG"), an investment firm. Prior to TCG, he was managing director and founder of Bancroft Capital (financial advisory services) from January 1996 to December 1996 and was a managing director at Chemical Bank from 1990 to 1995.

     MITCHELL ALLEE has served as Vice President -- Information Technology and Chief Information Officer of the Company since July 1997. Although Mr. Allee is expected to devote the majority of his time to the Company, pursuant to an independent contractor agreement, he will continue to direct CMS Solutions ("CMS"), a company which he owns and serves as president. Since its founding in 1985, CMS has been a software development company specializing in high volume financial transaction software. CMS clients have ranged from the smallest public utility district in California to Unocal Corporation where CMS developed a nationwide chemical distribution and accounting system. CMS also developed a ticketless reservation system for ValuJet.

     JOHN BOERSMA has served as Vice President -- Operations of the Company since May 1997. He served as Vice President of Carrier Relations for ICG Telecom Group, Inc. ("ICG Telecom") from 1996 to 1997. He was responsible for ICG Telecom's relationship with local exchange carriers and implementation, purchase agreements and service quality and served as Vice President, Northern California Operations from April 1994 to September 1996. He joined Bay Area Teleport, now a part of ICG Telecom, in 1986 and held various positions having responsibility for overall financial and operational performance, marketing management, new business development, regulatory affairs, and information systems development. He served on the Association for Local Telecommunications Services (ALTS) Board of Directors and served as the chairman of the association's Tariff Committee from 1991 until 1993.

     MICHAEL E. BURKE has served as Vice President -- Network Operations of the Company since December 1996. Mr. Burke has over 27 years of engineering and engineering project management experience in the telecommunications industry, and served from 1990 to 1995 as a member of the Board of Directors and as Vice President -- Network Design for Contel of California. Mr.

Burke also served in various engineering management roles with Continental Telephone Company (from 1971 to 1995), California Pacific Utilities (from 1970 to 1971), and General Telephone Company of California (from 1963 to 1970).

     DAVID S. CLARK has served as Vice President - Marketing of the Company since May 1997. Mr. Clark has been in the telecommunications industry for nine years, with responsibilities including engineering, purchasing, product development, client acquisition and maintenance, marketing and advertising. From 1989 to 1997, Mr. Clark was employed by North American InTeleCom, his last position being Vice President of Communications Services. Prior to that, Mr. Clark held various management positions with national advertising agencies.

     KENT F. HEYMAN has served as Vice President and General Counsel of the Company since June 1996. Mr. Heyman has 17 years of legal experience, most recently as chairman of the litigation department and Senior Trial Counsel of the Dowling, Magarian, Aaron & Heyman Law Firm. Mr. Heyman has served as a California Superior Court Judge pro tempore presiding over trial, settlement conference and other proceedings from 1990 to 1996.

     JAMES J. HURLEY, III has served as President -- Midwest Region of the Company since March 1998. He previously served as Chief Operating Officer of Wireless Works, Inc. in Chicago, Illinois from 1996 to 1998. From 1992 to 1996, Mr. Hurley was President and Chief Executive Officer of Inn Room Systems, Inc. (a manufacturer of on-line room refreshment centers). From 1976 to 1992, he held various finance, administration and operations management positions with Centel Corporation. Mr. Hurley began his career with Arthur Andersen and Company from 1970 to 1976.

     THOMAS G. KEOUGH has served as Vice President -- Sales of the Company since December 1996 and is responsible for all sales of the Company. He has over 20 years experience as a marketing and sales executive, serving most recently as Executive Vice President and Director of Sales for Jetstream Aircraft, a subsidiary of British Aerospace from 1992 to 1996. Mr. Keough also served in senior marketing and sales management roles with Beech Aircraft (from 1989 to 1992), Bombardier (from 1988 to 1989), Saab Aircraft of America (from 1983 to
1988), and DeHavilland (from 1976 to 1983).

     JAMES MITCHELL has served as President - Eastern Region of the Company since February 1998. Mr. Mitchell has over eight years of telephone industry experience, serving from 1990 to 1998 in various sales and marketing management roles with MCI, his last position being Regional Sales and Marketing Manager for the Southeast Region. Prior to joining MCI, Mr. Mitchell served as General Partner and Chief Financial Officer of Oak Value Partners, (a private money management firm) from 1987 to 1990. Mr. Mitchell began his career as an auditing associate with Price Waterhouse in Philadelphia.

     CAROL MITTWEDE has served as Vice President - Human Resources since January 1998. Her responsibilities include all aspects of human resource management for MGC. Ms. Mittwede has spent the past 18 years working in the casino industry in both human resources and operations. She was Vice President of Human Resources for the 2,000 room Flamingo Hilton in Laughlin, Nevada from 1989 to 1994. From 1994 to 1997, she served as the Vice President and General Manager of the Las Vegas Hilton.

     MARK W. PETERSON has served as President -- Western Region of the Company since March 1997. He previously served as head of corporate affairs for both WestAir Holding, Inc. operating as United Express in Fresno, California from 1988 to 1992 and for AirCal Airlines in Newport Beach, California from 1978 to 1982. He also served as a marketing communications manager with Bank of America in San Francisco, worked as marketing consultant in Northern California from 1985 to 1986, and was an instructor in business communications at California State University, Chico.

     DAVID A. RAHM has served as Vice President -- Network Development of the Company since May 1996. Mr. Rahm served as general counsel of Chadmoore Wireless Group, Inc. from 1995 to 1996. Prior to that, Mr. Rahm served as Director of Administration, Acting Director of Production and General Counsel of Sigma Game, Inc. from 1993 to 1994. Mr. Rahm also served as Assistant Vice President, Manager of Marketing, Credit, Leasing and Administration for Lodgistix, Inc. from 1980 to 1990.

     WALTER J. RUSAK has served as Vice President -- Engineering of the Company since March 1998. Mr. Rusak served as Chief Technical Officer of United Digital Network, Inc. from 1996 to 1998. Previously, Mr. Rusak was Senior Vice President and General Manager of California for ICG from 1995 to 1996. From 1991 to 1995, he was Vice

President of Operations for U.S. Long Distance, Inc. Mr. Rusak was Director of Domestic Network Engineering for MCI from 1989 to 1991. From 1970 to 1989, Mr. Rusak held various engineering management positions with RBOCs and IXCs.

     LINDA M. SUNBURY has served as Vice President of the Company since June 1996 and Chief Financial Officer of the Company since February 1998. Ms. Sunbury has over 12 years accounting and administrative experience, having held similar positions in the airline industry. Most recently, Ms. Sunbury was Vice President of Administration for Business Express, Inc. ("Business Express") dba the Delta Connection from 1994 to 1996. While Ms. Sunbury was at Business Express, creditors of Business Express filed an involuntary petition for bankruptcy in January 1996. Business Express subsequently reorganized and emerged from bankruptcy in April 1997. Prior to that, Ms. Sunbury served as Controller for WestAir Holding Inc. operating as United Express from 1988 to 1994. Ms. Sunbury began her career with the accounting firm of KPMG Peat Marwick LLP where she was employed from 1983 to 1988.

     Messrs. Kronfeld and Neustaetter have been selected to serve on the Board of Directors by holders of the Company's Series A Convertible Preferred Stock in accordance with the terms of such Series A Convertible Preferred Stock.


ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the fiscal year ended December 31, 1997, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for such year, for the Company's Chief Executive Officer and the four highest paid other Executive Officers. No compensation was paid to any Executive Officers of the Company prior to April 1, 1996.


                           SUMMARY COMPENSATION TABLE

                                                                                                    Long Term
                                                           Annual Compensation                     Compensation
                                                                                                      Awards        All other
     Name and Principal Position                   Year              Salary             Bonus        Options      Compensation
------------------------------------------         ----            -----------        --------     -------------  ------------
Nield J. Montgomery                                1997            $139,424           $20,000           ---            ---
     President and Chief Executive Officer         1996              45,077 (1)           ---       600,000            ---

Thomas G. Keough                                   1997            $105,769           $10,000           ---        $21,713 (2)
     Vice President -- Sales                       1996                 ---               ---        80,000            ---

Michael E. Burke                                   1997            $100,000           $10,000           ---         $2,876 (2)
     Vice President -- Network Operations          1996               3,846               ---        60,000            250 (2)

Michael D. English(3)                              1997            $100,000               ---           ---            ---
     Vice President -- Eastern Region              1996              11,923               ---        60,000            ---

Kent F. Heyman                                     1997             $90,000           $10,000           ---            ---
     Vice President and General Counsel            1996              48,462               ---        80,000            ---



(1) $2,000 of such compensation was paid in April 1996, prior to the commencement of the Company's operations, in the form of 800,000 shares of Common Stock in the Company.

(2) The amounts indicated were paid for reimbursement of moving and related expenses.

(3)  Mr. English's employment with the Company terminated in January 1998.

EMPLOYMENT AND STOCK PURCHASE/REPURCHASE AGREEMENTS

     Nield J. Montgomery. The Company's employment agreement with Mr. Montgomery provides for a base salary of $150,000 per year, effective September 1, 1997, and discretionary bonuses. Prior to the commencement of revenue producing operations in December 1996, Mr. Montgomery's base salary was $5,000 per month. Mr. Montgomery is required to devote his full time and efforts to the business of the Company during the term of his employment agreement which expires in September 2000. Mr. Montgomery's employment may be terminated by either the Company or Mr. Montgomery at any time. Mr. Montgomery has agreed not to participate in a business offering local, long distance and related telephone services during the term of his employment and for a period of 18 months following termination. If Mr. Montgomery's employment is terminated by the Company without cause, he will be entitled to severance pay of $150,000 payable over a period of 12 months. Under the terms of Mr. Montgomery's employment agreement, the other stockholders have certain rights to repurchase a portion of Mr. Montgomery's stock in the Company if his employment is terminated on or before April 1, 2001.

     Mitchell Allee. Mitchell Allee has exercised certain rights to acquire 200,000 shares of Common Stock at $2.00 per share and an additional 175,000 shares of Common Stock at $2.50 per share. The Company has agreed to finance over a period of three years the purchase price of the shares purchased at $2.50 per share. A prorated portion of such shares is subject to repurchase at their cost if Mr. Allee's engagement with the Company is terminated (other than as a result of his death or disability) prior to June 2000.

     Other Executive Officers. The Company has entered into Employment/Stock Repurchase Agreements with several of its Executive Officers (John Boersma, Michael E. Burke, David S. Clark, Kent F. Heyman, James J. Hurley III, Thomas G. Keough, James Mitchell, Carol A. Mittwede, Mark W. Peterson, David A. Rahm, Walter J. Rusak and Linda M. Sunbury). These agreements establish base salaries and provide that each employee may earn a bonus of up to 50% of his or her base salary based on the employee's and the Company's performance. Each employee's employment may be terminated at any time by either the Company or the employee. Each of these Executive Officers has agreed not to participate in a business offering local, long distance and related telephone services in the area of his or her employment during the term of employment and for a period of six months following termination. Each of these Executive Officers has exercised rights to acquire Common Stock at $3.50 to $5.00 per share. All or a portion of such shares are subject to repurchase at their cost if the Executive Officer's employment with the Company is terminated within a three year period. The Company has financed the purchase price of certain of these shares over a period of three years. See "Certain Relationships and Related Transactions" in Item 13 of this Report.

STOCK OPTION PLAN

     The Company has adopted the NevTEL, Inc. Stock Option Plan (the "Plan"). A total of 4,400,000 shares of Common Stock are reserved for issuance under the Plan. As of March 20, 1998, options to purchase 2,136,200 shares have been granted under the Plan. As of March 20, 1998, 12,000 options issued under the Plan have been exercised and options to purchase 127,000 shares have lapsed. At such date, options to purchase 1,997,200 shares were outstanding under the Plan at an average exercise price of $1.90 per share. Options for up to 2,402,800 additional shares may be granted under the Plan.

     Options granted under the Plan may be either incentive stock options or nonqualified options.

     The Plan contemplates that options may be granted to directors, employees and consultants of the Company. The exercise price of the options granted under the Plan will be determined by the Company's Board of Directors or by the Compensation Committee of the Board of Directors. The terms of the options and the dates after which they become exercisable are established by the Compensation Committee or the Board of Directors, subject to the terms of the Plan. Options granted under the Plan generally vest over a five year period.

     The Company has from time to time granted stock options under the Plan in order to provide certain officers, directors, employees and consultants with a competitive total compensation package and to reward them for their contribution to the Company's performance. These grants of stock options are designed to align the individual's interest with that of the Stockholders of the Company.

BONUS PLAN

     The Company's Bonus Plan is predicated on established EBITDA targets and individual goals and achievements of key corporate personnel.

OPTION GRANTS IN LAST FISCAL YEAR

     During the 1997 fiscal year there were no options granted to any of the Executive Officers of the Company named in the Compensation Table above.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table shows aggregate exercises of options during 1997 and the values of options held by the Company's Executive Officers named in the Compensation Table above as of December 31, 1997.




                                                     NUMBER OF             VALUE OF UNEXERCISED
                                                 UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                                                 DECEMBER 31, 1997 (#)      DECEMBER 31, 1997 (1)
                                      Valued       EXERCISABLE (E)/           EXERCISABLE (E)/
     Name               on Exercise  Realized      UNEXERCISABLE (U)          UNEXERCISABLE (U)
---------------------   -----------  --------    ---------------------      ---------------------
Nield J. Montgomery          -          -             120,000 E                    $  277,200 E
                             -          -             480,000 U                    $1,108,800 U
Thomas G. Keough             -          -              16,000 E                    $   12,960 E
                             -          -              64,000 U                    $   51,840 U
Michael E. Burke             -          -              12,000 E                    $   21,720 E
                             -          -              48,000 U                    $   86,880 U
Michael D. English           -          -              12,000 E                    $   21,720 E
                             -          -              48,000 U                    $   86,880 U
Kent F. Heyman               -          -              16,000 E                    $   28,960 E
                             -          -              64,000 U                    $  115,840 U



(1) Amounts shown are based upon the estimated fair market value for the Company's Common Stock on December 31, 1997, which was $2.81 per share.


DIRECTOR COMPENSATION

The Company's outside Directors receive meeting fees of $500 per meeting of the Board of Directors or committees of the Board of Directors attended in person in addition to reimbursement of their expenses in attending meetings of the Board of Directors.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 20, 1998, certain information with respect to the Company's Common Stock owned beneficially by each director, by all Executive Officers and Directors as a group and by each person known by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock of the Company. Except as noted in the footnotes, each of the persons listed has sole investment and voting power with respect to the shares of Common Stock included in the table.

                                                                               NUMBER OF SHARES           PERCENT OF
     NAME OF BENEFICIAL OWNER                                                 BENEFICIALLY OWNED         OWNERSHIP (1)
-----------------------------                                                 ------------------      ------------------

Maurice J. Gallagher, Jr. (2)..........................................             5,311,500                      24.3%
David Kronfeld (3).....................................................             1,714,286                       7.8%
Timothy P. Flynn (4)...................................................             1,491,500                       6.8%
Robert L. and Carol A. Priddy (5)......................................             1,482,500                       6.8%
Nield J. Montgomery (6)................................................             1,380,000                       6.3%
Circle F Ventures, LLC (7).............................................             1,250,000                       5.7%
Thomas Neustaetter (8).................................................             1,142,857                       5.2%
Wind Point Partners III, L.P. (9)......................................             1,142,857                       5.2%
Jack L. Hancock (10)...................................................                54,000                          *
All Executive Officers and Directors as a Group
     (19 persons) (2)(3)(4)(6)(8)(10)(11)..............................            12,946,372                      58.6%


-------------------
  *  Less than 1% of total.

(1) The percent of outstanding Common Stock owned is determined by assuming the conversion of all outstanding Series A Convertible Preferred Stock and by assuming that in each case the person only, or group only, exercised his or its rights to purchase all shares of Common Stock underlying presently exercisable stock options.

(2) Includes options to purchase 20,000 shares of Common Stock which are presently exercisable, 5,212,500 shares of Common Stock owned by the various partnerships, trusts or corporations with respect to which Mr. Gallagher is a general partner, beneficiary and/or controlling stockholder, and 41,500 shares of Series A Convertible Preferred Stock. Mr. Gallagher's address is 3301 N. Buffalo Drive, Las Vegas, Nevada 89129.

(3) Includes 957,143 shares of Series A Convertible Preferred Stock owned by JK&B Capital, L.P. ("JK&B"), 471,429 shares of Series A Convertible Preferred Stock owned by JK&B Capital II, L.P. ("JK&BII") and 285,714 shares of Series A Convertible Preferred Stock owned by Boston Capital Ventures III, L.P. ("BCV"). JK&B Management Co., L.L.C. ("JK&BM") is the general partner of JK&B and JK&B II. David Kronfeld is the manager of JK&BM. The address of these beneficial owners is c/o JK&B Capital Management, L.L.C., 205 North Michigan, Suite 808, Chicago, Illinois 60601. Mr. Kronfeld is a general partner of BCV.

(4) Includes options to purchase 4,000 shares which are presently exercisable. Includes 170,000 shares of Common Stock owned by various partnerships or corporations with respect to which Mr. Flynn is a general partner and/or controlling stockholder and 45,000 shares of Series A Convertible Preferred Stock. Mr. Flynn's address is 6900 Westcliff Drive, Suite 505, Las Vegas, Nevada 89128.

(5) Includes 45,000 shares of Series A Convertible Preferred Stock. The Priddys' address is 9410 Laguna Niguel Drive, Las Vegas, Nevada 89134.

(6) Includes options to purchase 120,000 shares which are presently exercisable. Mr. Montgomery's address is 3301 N. Buffalo Drive, Las Vegas, Nevada 89129.

(7) Includes 250,000 shares owned by Hayden R. Fleming, the managing member of Circle F Ventures, LLC. Mr. Fleming has voting and dispositive power over the shares of Common Stock owned by Circle F Ventures, LLC. The address of Hayden R. Fleming and Circle F Ventures, LLC is 14988 N. 78th Way, Scottsdale, Arizona 85260.

(8) Includes 571,429 shares of Series A Convertible Preferred Stock owned by Strategic Investment Partners Limited ("SIP"), 357,142 shares of Series A Convertible Preferred Stock owned by S-C Phoenix Holdings, L.L.C. ("SC"), 142,857 shares of Series A Convertible Preferred Stock owned by Winston Partners II LDC ("Winston LDC") and 71,429 shares of Series A Convertible Preferred Stock owned by Winston Partners II LLC ("Winston LLC"), entities associated with Chatterjee

     Management Company. Mr. Neustaetter is an officer of Chatterjee Management Company. Mr. Neustaetter disclaims beneficial ownership of these shares over which he does not exercise investment or voting power. Purnendu Chatterjee may be deemed to be the person ultimately in control of Chatterjee Management Company and may be deemed to have ownership of the shares set forth above. Mr. Neustaetter's and Dr. Chatterjee's address is c/o Chatterjee Management Company, 888 Seventh Avenue, New York, New York 10106.

(9) Includes 1,142,857 shares of Series A Convertible Preferred Stock. Wind Point Partners III, L.P. ("WPIII") is a private equity investment limited partnership, for which Wind Point Investors, L.L.C. ("WPI") is the general partner. Decisions with respect to investment and voting of shares by WPI are made by a committee of managing directors. WPI expressly disclaims beneficial ownership of shares owned by WPIII. The address of this beneficial owner is 676 N. Michigan Avenue, Suite 3300, Chicago, Illinois 60611.

(10) Includes options to purchase 4,000 shares which are presently exercisable.

(11) Includes options to purchase 127,000 shares owned by Executive Officers not named above which are presently exercisable.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has entered into an agreement to lease 24,125 square feet of office space from a limited liability company which is principally owned by two of the Company's Directors and principal stockholders, Maurice J. Gallagher, Jr. and Timothy P. Flynn. The rental rate is $1.65 per square foot per month which includes common area maintenance charges of $.20 per square foot per month. Management believes that the terms and conditions of this lease arrangement are at least as favorable to the Company as those which the Company could have received from an unaffiliated third party.

      During 1997, the Company paid $68,000 to a corporation principally owned by Messrs. Gallagher and Flynn for charter services in connection with the issuance of the Senior Secured Notes.

      The Company has entered into an agreement with Palms Centre Drive, Inc. ("PCDI"), a company owned and operated by Mitchell Allee, an officer and stockholder of the Company, to provide, support and maintain the Company's proprietary management information computer system. Management believes that the terms of the agreement with PCDI are at competitive prices and terms. During 1997, the Company paid $640,000 to PCDI for these services, including $600,000 for the design and installation of the Company's system.

      Certain persons deposited an aggregate of $15.0 million in escrow (the "Common Stock Commitment"), which funds were to have been applied to the purchase of shares of Common Stock in the event the Company failed to sell at least $15.0 million of preferred stock within a certain period of time. Since sufficient preferred stock was issued within the time provided, the investors received a return of their funds contributed in escrow. As a commitment fee for the Common Stock Commitment, the Company issued to all such persons contributing to the escrow fund warrants to purchase an aggregate of 150,000 shares of Common Stock at $.01 per share. Such warrants were exercised by all such investors in January and February 1998.

      A significant portion of the Common Stock Commitment was provided by the following Directors and more than 5% stockholders of the Company: Maurice J. Gallagher, Jr. -- $3.75 million, Timothy P. Flynn -- $3.75 million and Robert L. Priddy -- $3.75 million. As a commitment fee for their Common Stock Commitment, such persons received warrants to purchase shares of Common Stock at $.01 per share as follows: Gallagher -- 37,500 shares, Flynn -- 37,500 shares and Priddy -- 37,500 shares.

      In September 1997, Mitchell Allee purchased 200,000 shares of Common Stock from the Company for cash in the amount of $400,000 and an additional 175,000 shares for a promissory note in the amount of $437,500. The promissory note is payable on or before September 30, 2000, bears interest at the rate of 7.5% per annum and is secured by a pledge of the shares of Common Stock purchased with such promissory note. As of December 31, 1997, the promissory note had an outstanding balance of $445,703 (principal plus accrued interest).

      In September 1997, John Boersma purchased 50,000 shares of Common Stock from the Company for cash in the amount of $100,000 and an additional 100,000 shares for a promissory note in the amount of $250,000. The promissory note is payable on or before September 30, 2000, bears interest at the rate of 7.5% per annum and is secured by the pledge of the shares of Common Stock purchased with such promissory note. As of December 31, 1997, the promissory note had an outstanding balance of $254,688 (principal plus accrued interest).

      In the first five months of 1997, the following persons purchased shares of Common Stock in the Company: certain partnerships and trusts affiliated with Maurice J. Gallagher, Jr. - 92,500 shares at a purchase price of $185,000; Michael Burke - 50,000 shares at a purchase price of $100,000; Thomas Keough - 100,000 shares at a purchase price of $200,000; and Kent Heyman - 25,000 shares at a purchase price of $50,000.

      The following persons or entities purchased Series A Convertible Preferred Stock in the Company for cash in a private placement of securities of the Company in January 1998: (i) a corporation owned by Timothy P. Flynn - 45,000 shares for $157,500, (ii) a corporation owned by Maurice J. Gallagher, Jr. 41,500 shares for $145,250 (iii) Thomas Keough - 21,429 shares for $75,000, and
(iv) Robert L. Priddy - 45,000 shares for $157,500.

      During March 1998, the following Executive Officers purchased shares of Common Stock from the Company for cash and a promissory note as follows:

                                                                                  AMOUNT PAID
                                                                          --------------------------
                                                       SHARES                          BY PROMISSORY
         EXECUTIVE OFFICER                           PURCHASED            IN CASH            NOTE
-----------------------------------                  ---------            -------      -------------
Mitchell E. Burke................................       20,000                ---          $100,000
David S. Clark...................................       22,000            $10,000          $100,000
Kent F. Heyman...................................       30,000            $50,000          $100,000
James J. Hurley, III.............................       30,000            $50,000          $100,000
Thomas G. Keough.................................       31,000            $55,000          $100,000
James Mitchell...................................       75,000            $87,500          $175,000
Carol A. Mittwede................................       30,000            $50,000          $100,000
Mark W. Peterson.................................       20,000                ---          $100,000
David A. Rahm....................................       20,000                ---          $100,000
Walter J. Rusak..................................      125,000           $250,000          $375,000
Linda M. Sunbury.................................       22,000            $10,000          $100,000


     The purchase price for all purchases was $5.00 per share except that James Mitchell's shares were purchased at $3.50 per share. In each case, the promissory note is payable within three years, bears interest at 7.5% per annum and is secured by the pledge of the shares of Common Stock purchased with such promissory note. In each case, all or a portion of such shares are subject to repurchase at their cost if the officer's employment with the Company is terminated within three years.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)

          l. The response to this portion of Item 14 is submitted as a separate section of this report.


          2. The response to this portion of Item 14 is submitted as a separate section of this report.

          3.   Filing of Exhibits:

               Exhibit 27 - Financial Data Schedule

     (b) The Registrant did not file any current report on Form 8-K for the fourth quarter 1997.

     (c) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

               Exhibit No. and Description

3.1      Articles of Incorporation and Amendments. (1)
3.2      By-laws.(1)
3.3 Stockholders Agreement dated as of November 26, 1997, among the Company, Maurice J. Gallagher, Jr., Nield J. Montgomery and certain investors identified therein. (1)
4.1 See the Articles of Incorporation and amendments filed as Exhibit 3.1, the By-laws filed as Exhibit 3.2 and the Stockholders Agreement filed as Exhibit 3.3.
4.2 Certificate of MGC Communications, Inc. of the Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock. (1)
4.3 Indenture dated as of September 29, 1997, between the Company and Marine Midland Bank, as Trustee. (1)
4.4 Registration Rights Agreement dated as of September 29, 1997, among the Company, Bear, Stearns & Co. Inc. and Furman Selz LLC. (1)
4.5 Security Agreement dated as of September 29, 1997, between the Company and Marine Midland Bank. (1)
4.6 Collateral Pledge and Security Agreement dated as of September 29, 1997, between the Company and Marine Midland Bank. (1)
10.1 Network Products Purchase Agreement dated May 21, 1997, between the Company and Northern Telecom, Inc. (1) The Commission has granted confidential treatment with respect to certain portions of this Agreement.
10.2 Employment/Stock Repurchase Agreement dated as of June 1996 between the Company and Nield J. Montgomery, as amended as of September 1, 1997.
         (1)
10.3 Employment and Stock Repurchase Agreement dated May 28, 1997, between the Company and John Boersma. (1)
10.4 Stock Purchase Agreement dated August 29, 1997, between the Company and Mitchell Allee. (1)
10.5     Stock Option Plan. (1)
10.6 Purchase Agreement dated September 24, 1997, among the Company, Bear, Stearns & Co. Inc. and Furman Selz LLC. (1)
10.7 Warrant Agreement dated September 29, 1997, between the Company and Marine Midland Bank. (1)
10.8 Warrant Registration Rights Agreement dated as of September 29, 1997, among the Company, Bear, Stearns & Co. Inc. and Furman Selz LLC. (1)
10.9 Private Placement Bank Escrow Agreement dated September 1997 among the Company, Bear, Stearns & Co. Inc. and certain investors identified therein. (1)
10.10 Standard Office Lease Agreement dated July 1, 1997, between the Company and Cheyenne Investments L.L.C. (1)
10.11    Securities Purchase Agreement dated as of November 26, 1997, among the Company and the investors identified therein. (1)
10.12 Securities Purchase Agreement dated as of January 8, 1998, among the Company and the investors identified therein.
16       Letter re: change in certifying accountant. (2)
27       Financial Data Schedule

-------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-38875) previously filed with the Commission.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 6, 1998, previously filed with the Commission.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MGC COMMUNICATIONS, INC.



                               By: /s/ Nield J. Montgomery
                               ----------------------------------
                               Nield J. Montgomery, President and
                               Chief Executive Officer

                                                       Date:   March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Nield J. Montgomery                                       March 27, 1998
---------------------------------------
Nield J. Montgomery, President (Chief
Executive Officer) and Director


/s/ Linda M. Sunbury                                          March 27, 1998
---------------------------------------
Linda M. Sunbury, Vice President (Chief
Financial Officer and Principal
Accounting Officer)


/s/ Maurice J. Gallagher, Jr.                                 March 27, 1998
---------------------------------------
Maurice J. Gallagher, Jr. Director
(Chairman of the Board)


/s/ Timothy P. Flynn                                          March 27, 1998
---------------------------------------
Timothy P. Flynn, Director


/s/ Jack L. Hancock                                           March 27, 1998
---------------------------------------
Jack L. Hancock, Director


                                                              March   , 1998
---------------------------------------
David Kronfeld, Director


                                                              March   , 1998
---------------------------------------
Thomas Neustaetter, Director

                         INDEX TO FINANCIAL STATEMENTS

                            MGC COMMUNICATIONS, INC.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   F-2
Independent Auditors' Report................................   F-3
Balance Sheets as of December 31, 1997 and 1996.............   F-4
Statements of Operations for the years ended December 31,
  1997 and 1996.............................................   F-5
Statements of Redeemable Preferred Stock and Stockholders'
  Equity for the years ended December 31, 1997 and 1996.....   F-6
Statements of Cash Flows for the years ended December 31,
  1997 and 1996.............................................   F-7
Notes to Financial Statements...............................   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and
Board of Directors of
MGC Communications, Inc.:

We have audited the accompanying balance sheet of MGC Communications, Inc. (the "Company") as of December 31, 1997, and the related statements of operations, redeemable preferred stock and stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGC Communications, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



Las Vegas, Nevada
March 4, 1998

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
MGC Communications, Inc.

We have audited the accompanying balance sheet of MGC Communications, Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGC Communications, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP


Las Vegas, Nevada
August 18, 1997

                            MGC COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 45,054    $ 7,897
  Investments held to maturity..............................     7,797         --
  Restricted investments....................................    18,482         --
  Amounts receivable for shares issued......................        --      1,153
  Trade accounts receivable, less allowance for doubtful
     accounts of $216 and $0 at December 31, 1997 and 1996,
     respectively...........................................     1,200         10
  Prepaid expenses..........................................       277         23
                                                              --------    -------
          Total current assets..............................    72,810      9,083
Property and equipment, net.................................    24,617      3,250
Investments held to maturity................................    49,913         --
Restricted investments......................................    39,092         --
Deferred financing costs, net of amortization of $198.......     5,448         --
Other assets................................................        97          6
                                                              --------    -------
          Total assets......................................  $191,977    $12,339
                                                              ========    =======


                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt......................  $    381    $    --
  Accounts payable:
     Trade..................................................       462         76
     Property and equipment.................................     3,123      1,372
  Accrued interest..........................................     5,328         --
  Accrued other expenses....................................       786         99
                                                              --------    -------
          Total current liabilities.........................    10,080      1,547
Senior Secured Notes, net of unamortized discount of
  $3,882....................................................   156,118         --
Other long-term debt........................................       138         --
                                                              --------    -------
          Total liabilities.................................   166,336      1,547
                                                              --------    -------
Commitments and contingencies
Redeemable preferred stock:
  8% Series A convertible preferred stock, 6,571,450 shares
     authorized, 5,148,570 issued and outstanding...........    16,665         --
Stockholders' equity:
  Preferred stock, 43,428,550 shares authorized but
     unissued...............................................        --         --
  Common stock, $0.001 par value, 100,000,000 shares
     authorized, 14,666,000 and 11,960,000 shares issued and
     outstanding............................................        15         12
  Additional paid-in capital................................    22,112     12,271
  Accumulated deficit.......................................   (12,463)    (1,491)
                                                              --------    -------
                                                                 9,664     10,792
  Notes receivable from stockholders for issuance of common
     stock..................................................      (688)        --
                                                              --------    -------
          Total stockholders' equity........................     8,976     10,792
                                                              --------    -------
          Total liabilities, redeemable preferred stock and
           stockholders' equity.............................  $191,977    $12,339
                                                              ========    =======

                See accompanying notes to financial statements.

                            MGC COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------    ---------
Telecommunication services:
  Operating revenues........................................  $    3,791    $       1
                                                              ----------    ---------
Operating expenses:
  Cost of operating revenues (excluding depreciation).......       3,928          305
  Selling, general and administrative.......................       6,440          841
  Depreciation and amortization.............................       1,274           54
  Write-off of purchased software...........................          --          355
                                                              ----------    ---------
                                                                  11,642        1,555
                                                              ----------    ---------
     Loss from operations...................................      (7,851)      (1,554)
Other income (expense):
  Interest income...........................................       2,507           63
  Interest expense (net of amount capitalized)..............      (5,492)          --
                                                              ----------    ---------
     Net loss...............................................     (10,836)      (1,491)
Accrued preferred stock dividend............................        (136)          --
                                                              ----------    ---------
Net loss applicable to common stockholders..................  $  (10,972)   $  (1,491)
                                                              ==========    =========
Basic and diluted loss per share of common stock............  $     (.78)   $   (1.27)
                                                              ==========    =========
Basic and diluted weighted average shares outstanding.......  14,098,318    1,178,932
                                                              ==========    =========

                See accompanying notes to financial statements.

                            MGC COMMUNICATIONS, INC.

       STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    NOTES
                            REDEEMABLE                                                         RECEIVABLE FROM
                            PREFERRED            COMMON STOCK       ADDITIONAL                 STOCKHOLDERS FOR       TOTAL
                       --------------------   -------------------    PAID-IN     ACCUMULATED     ISSUANCE OF      STOCKHOLDERS'
                         SHARES     AMOUNT      SHARES     AMOUNT    CAPITAL       DEFICIT       COMMON STOCK        EQUITY
                       ----------   -------   ----------   ------   ----------   -----------   ----------------   -------------
BALANCE AT JANUARY 1,
  1996...............          --   $    --      400,000    $--      $     1      $     --          $  --           $      1
Common stock issued
  for services
  contributed by
  stockholder........          --        --      800,000      1            1            --             --                  2
Common stock issued
  for cash...........          --        --   10,760,000     11       12,269            --             --             12,280
Net loss.............          --        --           --     --           --        (1,491)            --             (1,491)
                       ----------   -------   ----------    ---      -------      --------          -----           --------
BALANCE AT DECEMBER
  31, 1996...........          --        --   11,960,000     12       12,271        (1,491)            --             10,792
Common stock issued
  for cash...........          --        --    2,431,000      3        4,859            --             --              4,862
Common stock issued
  for notes
  receivable.........          --        --      275,000     --          688            --           (688)                --
Proceeds from
  offering allocated
  to warrants........          --        --           --     --        3,885            --             --              3,885
Warrants issued for
  common stock
  commitment.........          --        --           --     --          409            --             --                409
Net loss.............          --        --           --     --           --       (10,836)            --            (10,836)
8% Series A
  Convertible
  Preferred Stock
  issued for cash....   5,148,570    16,665           --     --           --            --             --                 --
Accrued preferred
  stock dividend.....          --        --           --     --           --          (136)            --               (136)
                       ----------   -------   ----------    ---      -------      --------          -----           --------
BALANCE AT DECEMBER
  31, 1997...........   5,148,570   $16,665   14,666,000    $15      $22,112      $(12,463)         $(688)          $  8,976
                       ==========   =======   ==========    ===      =======      ========          =====           ========

                See accompanying notes to financial statements.

                            MGC COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Cash flows from operating activities:
  Net loss..................................................   $ (10,836)       $(1,491)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       1,274             54
     Write-off of purchased software........................          --            355
     Amortization of debt discount..........................         144             --
     Amortization of deferred debt financing costs..........         198             --
     Stock issued for services rendered.....................          --              2
     Changes in assets and liabilities:
       Increase in accounts receivable, net.................      (1,190)            (9)
       Increase in prepaid expenses.........................        (254)           (23)
       Increase in other assets.............................         (91)            (5)
       Increase in accounts payable -- trade................         386             76
       Increase in accrued expenses.........................       5,879             99
                                                               ---------        -------
          Net cash used in operating activities.............      (4,490)          (942)
                                                               ---------        -------
Cash flows from investing activities:
  Purchase of property and equipment, net of payables.......     (20,207)        (2,287)
  Purchase of investments held to maturity..................     (57,710)            --
  Purchase of restricted investments........................     (57,574)            --
                                                               ---------        -------
          Net cash used in investing activities.............    (135,491)        (2,287)
                                                               ---------        -------
Cash flows from financing activities:
  Proceeds from issuance of Senior Secured Notes
     net of discount of $4,026..............................     155,974             --
  Costs associated with issuance of Senior Secured Notes and
     warrants...............................................      (5,237)            --
  Proceeds from issuance of 8% Series A convertible
     preferred stock, net of issuance costs.................      16,665             --
  Proceeds from issuance of warrants........................       3,885             --
  Payments on other long term debt..........................        (164)            --
  Proceeds from issuance of common stock during 1996........       1,153         11,126
  Proceeds from issuance of common stock during 1997........       4,862             --
                                                               ---------        -------
          Net cash provided by financing activities.........     177,138         11,126
                                                               ---------        -------
          Net increase in cash..............................      37,157          7,897
Cash and cash equivalents at beginning of period............       7,897             --
                                                               ---------        -------
Cash and cash equivalents at the end of period..............   $  45,054        $ 7,897
                                                               =========        =======
Supplemental schedule of non-cash investing
  and financing activities:
  Stock issued for services rendered........................   $      --        $     2
                                                               =========        =======
  Increase in property and equipment purchases included in
     accounts payable -- property and equipment.............   $   1,751        $ 1,372
                                                               =========        =======
  Notes payable issued for property and equipment...........   $     683        $    --
                                                               =========        =======
  Stock issued for notes receivable.........................   $     688        $    --
                                                               =========        =======
  Warrants issued as consideration in debt offering
     capitalized as deferred financing costs................   $     409        $    --
                                                               =========        =======
  Other disclosures:
     Cash paid for interest net of amounts capitalized         $     164        $    --
                                                               =========        =======

                 See accompanying notes to financial statements.

                            MGC COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

DESCRIPTION OF BUSINESS

     MGC Communications, Inc. (the Company), a Nevada Corporation, was organized on October 16, 1995 as a competitive local exchange carrier to provide low cost alternative communication services to residential and small business users through the utilization of Company owned switches and network architecture leased from incumbent local exchange carriers. The Company's revenue generating operations commenced in December 1996. During the year ended December 31, 1997, the Company operated in Las Vegas, Nevada and in selected suburban areas of Atlanta, Georgia; and Los Angeles, California with substantially all of its operating revenues being derived from the Las Vegas operations.

PERIOD FROM OCTOBER 16, 1995 (INCEPTION) TO DECEMBER 31, 1995

     Statements of operations and cash flows for the period from October 16, 1995 (inception) to December 31, 1995 have been omitted as no revenues or expenses were recognized and no cash transactions occurred during the period. One non-cash transaction occurred during the period ended December 31, 1995 in which the Company issued 400,000 shares of $.001 par value common stock valued at $.0025 per share to the founding shareholder as reimbursement for incorporation costs.

     As of December 31, 1996, the Company was a development stage company wherein the Company's activities consisted primarily of acquiring communications equipment, designing and developing the Company's networks, negotiating agreements with incumbent local exchange carriers for the utilization of their transport network architecture and raising capital. The Company began its operations in December 1996 by operating its first telephone switch in Las Vegas, Nevada. During the year ended December 31, 1997, the Company's planned principal activities commenced. The Company emerged from the development stage in September 1997 and the inception to date figures have been excluded from the accompanying financial statements.

REVENUE RECOGNITION

     The Company recognizes operating revenues from communication services in the period the related services are provided.

CASH AND CASH EQUIVALENTS

     The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

RESTRICTED INVESTMENTS

     Restricted investments consist of U.S. Treasury Notes which are restricted in that they must be used for the repayment of interest on certain debt and are stated at amortized cost plus accrued interest. Management designated these investments as held-to-maturity securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The fair value of the restricted investments approximates the carrying value.

ADVERTISING COSTS

     The Company expenses advertising costs in the period incurred. As of December 31, 1997 and 1996, the Company had expensed advertising costs of $125,000 and $0, respectively.

                            MGC COMMUNICATIONS, INC.

INVESTMENTS HELD-TO-MATURITY

     Investments held-to-maturity represent a contractual arrangement between the Company and an investment banking firm whereby Company funds are invested in various U.S. Government securities and Federal Agency securities for a guaranteed return on investment. At December 31, 1997, the guaranteed minimum return on the investment portfolio was 5.35% for the two year investment period ending November 1999.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation. Direct costs of construction are capitalized, and include $188,000 of interest costs related to construction during 1997. There were no interest costs capitalized prior to September 1997. Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is put into service.

     Estimated useful lives of property and equipment are as follows:

          Buildings........................................  40 years
          Telecommunications and other switching
            equipment......................................  5-10 years
          Computer hardware and software...................  3-5 years
          Office furniture & equipment.....................  3-5 years
          Leasehold improvements...........................  the lesser of the estimated useful lives or term of lease

DEFERRED FINANCING COSTS

     Deferred financing costs are amortized to interest expense over the life of the related financing using the effective interest method.

INCOME TAXES

     The Company has applied the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the consequences of temporary differences between amounts reported for financial reporting and income tax purposes. SFAS No. 109 requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.

LOSS PER SHARE

     Basic and diluted loss per share were computed in accordance with SFAS No. 128, "Earnings Per Share."

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1997 and 1996, the carrying value of all financial instruments (accounts receivable, accounts payable and long-term debt) approximates fair value due to the short term nature of the instruments or interest rates, which are comparable with current rates.

                            MGC COMMUNICATIONS, INC.

LONG-LIVED ASSETS

     Management periodically evaluates the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized. Management believes no material impairment in the value of long-lived assets exists at December 31, 1997 or 1996.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements for the years ended December 31, 1997 and 1996, and believes that SFAS No. 130 will not result in comprehensive income different from net income as reported in the accompanying financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates as one segment.

CONCENTRATION OF SUPPLIERS

     The Company currently leases its transport capacity from a limited number of suppliers and is dependent upon the availability of collocation space and fiber optic transmission facilities owned by the suppliers. The Company is currently vulnerable to the risk of renewing favorable supplier contracts, timeliness of the supplier in processing the Company's orders for customers and is at risk to regulatory agreements that govern the rates to be charged to the Company.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RECLASSIFICATION

     Certain reclassifications, which have no effect on net income, have been made in the 1996 financial statements to conform to the current presentation.

(2)  PLAN OF OPERATIONS

     During September 1997, the Company completed an offering of 160,000 units consisting of $160 million of 13% Senior Secured Notes due in 2004 (the "Notes") and warrants to purchase shares of common stock, as discussed in Note 4. The Company expects to continue expansion and development of services and entering into new markets. This expansion includes plans to be operational in an additional fourteen suburban

                            MGC COMMUNICATIONS, INC.

metropolitan areas by the end of 1999. The Company expects to fund its capital requirements through existing resources, debt or equity financing and internally generated funds.

     Management recognizes that the Company must generate additional resources or consider modifications to its expansion plans. To the extent the Company is unable to achieve its funding plan, management has contingency plans which include curtailing capital expenditure activities, reducing infrastructure costs associated with expansion and development plans and achieving profitable operations as soon as practicable. However, no assurance can be given that the Company will be successful in raising additional capital, achieving profitable results, or entering into new markets.

     Management also recognizes that certain risks are inherent to the industry. Such risks and assumptions include, but are not limited to, the Company's ability to successfully offer its services to current and new customers, generate customer demand for its services in the particular markets where it plans to offer services, access markets, install switches and obtain suitable locations for its switches and negotiate suitable interconnect agreements with the incumbent local exchange carriers (ILECs), all in a timely manner, at reasonable cost, and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to vary materially from any future results implied in these financial statements.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1997            1996
                                                                ------------    ------------
                                                                       (IN THOUSANDS)
     Building and property......................................    $   278          $   --
     Switching equipment........................................     21,621           2,813
     Leasehold improvements.....................................        956             429
     Computer hardware and software.............................      1,404              51
     Office equipment and vehicles..............................        300              --
                                                                    -------          ------
                                                                     24,559           3,293
     Less accumulated depreciation..............................     (1,317)            (43)
                                                                    -------          ------
                                                                     23,242           3,250
     Switching equipment under construction.....................      1,375              --
                                                                    -------          ------
               Net property and equipment.......................    $24,617          $3,250
                                                                    =======          ======

(4)  DEBT

     The Company had no long-term borrowings as of December 31, 1996. Long-term borrowings at December 31, 1997 consist of the following:

                                                                  (IN THOUSANDS)
     13% Senior Secured Notes, due October 1, 2004, net of
       unamortized discount of $3,882............................     $156,118
     10% note payable in monthly installments through February
       1999......................................................          441
     Other.......................................................           78
                                                                      --------
                                                                       156,637
     Less current portion........................................         (381)
                                                                      --------
                                                                      $156,256
                                                                      ========

                            MGC COMMUNICATIONS, INC.

     Maturities of long-term debt for each of the next five years ending December 31, consist of the following:

                                                                   (IN THOUSANDS)
     1998........................................................     $    381
     1999........................................................          117
     2000........................................................           21
     2001........................................................           --
     2002 and thereafter.........................................      156,118
                                                                      --------
                                                                      $156,637
                                                                      ========

     In September 1997, the Company completed an offering for 160,000 units consisting of $160 million of 13% Senior Secured Notes due in 2004 and warrants to purchase 1,291,200 shares of common stock (collectively the "Offering").

     The Notes bear interest at the rate of 13% per annum, payable semi-annually in arrears on April 1 and October 1, commencing April 1, 1998. As set forth in the Indenture pursuant to which the Notes were issued the Company is required to hold in a trust account sufficient funds to provide for payment in full of interest on the Notes through October 1, 2000. The accompanying financial statements reflect approximately $57.6 million as restricted investments as security for the interest payments on the Notes. In addition, the Notes are secured by a security interest in certain telecommunications equipment owned by the Company or which may be acquired in the future. As of December 31, 1997, the Notes were secured by a security interest in telecommunications equipment with a net book value of $11.1 million and restricted investments of $57.6 million (at fair market value).

     In conjunction with the Offering, the Company engaged an investment banking firm which determined a value for each warrant and share of common stock. Consistent with this determination, the Company has allocated a portion of the Offering proceeds to the warrants based on a value of $2.81 per share of common stock less the exercise price of $.01 per share for the warrant.

     The warrants are exercisable at any time on or after the earlier to occur of (i) October 1, 1998, or (ii) the date on which a change in control occurs. The agreement pursuant to which the warrants were issued required an antidilution adjustment if the preferred stock offering was consummated at a price less than $5.00 per share. As further discussed in Note 5, the Company completed the preferred stock offering for $3.50 per share. Accordingly, the warrants issued in connection with the Offering were increased from 1,291,200 to 1,438,205 and have been reflected in the accompanying financial statements as of December 31, 1997. Expenses allocated to the warrants in connection with the Offering were $141,000. The warrants expire on October 1, 2004.

     In conjunction with the Offering, certain persons deposited an aggregate of $15.0 million in escrow (the Common Stock Commitment), which funds were to have been applied to the purchase of shares of Common Stock in the event the Company failed to sell at least $15.0 million of preferred stock within a certain period of time. Since sufficient preferred stock was issued within the time period, the investors received a return of their funds contributed to escrow. As a commitment fee for the Common Stock Commitment, the Company issued to all such persons contributing to the escrow funds warrants to purchase an aggregate of 150,000 shares of Common Stock at $.01 per share.

     The Company has recorded the commitment fee as non-cash consideration in connection with the Offering. The value of the warrants issued as a commitment fee was determined based on a value of the Company's common stock at $2.81 per share less the exercise price of $.01 per share for the warrant. All such warrants were exercised in January and February 1998.

                            MGC COMMUNICATIONS, INC.

     The Notes may be redeemed at the option of the Company, in whole or in part, on or after October 1, 2001, at a premium declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

                            YEAR                         PERCENTAGE
                            ----                         ----------
                            2001.....................      106.50
                            2002.....................      103.25
                            2003 and thereafter......      100.00

     In the event of a sale by the Company prior to October 1, 2000 of its capital stock in one or more equity offerings, up to a maximum of 35% of the aggregate principal amount of the Notes originally issued will, at the option of the Company, be redeemed from the net cash proceeds at a redemption price equal to 113% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, provided at least 65% of the aggregate principal amount of Notes originally issued remain outstanding immediately after the occurrence of such redemption. As of the date of these financial statements, management has no intention of redeeming the Notes prior to their stated redemption date.

     The Indenture contains certain covenants that among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, acquire an aggregate of more than 20 Switches until consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) is positive for two consecutive quarters (with certain exceptions), engage in sale and lease back transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its restricted subsidiaries, conduct certain lines of business, issue or sell equity interests of the Company's restricted subsidiaries or enter into certain mergers and consolidations. As of December 31, 1997, management believes it is in compliance with all debt covenants.

     In conjunction with the Offering, the authorized capital stock of the Company was increased to 100,000,000 shares of common stock, $.001 par value per share, and 50,000,000 share of preferred stock, $.001 par value per share.

     Associated with the issuance of the Notes, expenses of $68,000 were paid to a related party for charter services.

(5)  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

COMMON STOCK

     On December 6, 1996, the Board of Directors approved a four-hundred-for-one stock split, effected in the form of a stock dividend distributed on December 31, 1996 to shareholders of record as of June 8, 1996. All share and per share data presented in the financial statements and notes thereto have been retroactively restated to give effect to this stock split.

     During 1995, in exchange for expending cash to incorporate the Company, a shareholder received 400,000 shares of $.001 par value common stock valued at $.0025 per share. The Company capitalized the value of the issued shares as organization costs included in other assets in the accompanying financial statements, which costs are being amortized over 60 months using the straight-line method.

     In April 1996, the Company issued 800,000 shares of $.001 par value common stock valued at $.0025 per share in exchange for services rendered by a stockholder.

     During 1996, NevTEL LLC (the "LLC") was formed for the purpose of funding the development stage of MGC Communications, Inc. In June 1996, the Company and LLC entered into an agreement whereby LLC would acquire 6,160,000 shares of $.001 par value common stock of the Company for $.50 per share. The

                            MGC COMMUNICATIONS, INC.

agreement called for LLC to advance funds for operating expenses incurred by the Company (to be applied against the purchase price of the stock) until the Company produced operating revenues, at which time the remaining purchase price would be remitted to the Company, the Company's common stock would be issued to LLC owners and LLC would terminate. The agreement stipulated that the funds advanced for operating expenses were to be paid back to LLC if the Company did not generate operating revenue by December 31, 1996. The Company began revenue generating activities in December 1996. The shares were issued to LLC owners on December 31, 1996, at which time LLC terminated and the remaining purchase price was owed to the Company. Such amount was transferred to the Company in February 1997 and is classified as amounts receivable for shares issued at December 31, 1996.

     In December 1996, the Company offered 6,781,000 shares of $.001 par value common stock at $2.00 per share through a private placement. In connection with this offering, the Company issued 2,181,000 shares and 4,600,000 shares of $.001 par value common stock and received proceeds of $4,362,000 and $9,200,000 during the years ended December 31, 1997 and 1996, respectively.

     In June 1997, the Company approved agreements with two key members of management granting them rights to purchase a total of 250,000 shares at $2.00 per share and 275,000 shares at $2.50 per share. In both cases, the Company retains the right to repurchase these shares at their cost in the event of termination of employment for any reason and has agreed to finance the purchase price of the shares purchasable at $2.50 per share over a period of three years. During September 1997, the members of management exercised their rights and the respective aforementioned shares were issued. The Company received $500,000 for the 250,000 shares issued at $2.00 per share. The $688,000 owed to the Company for the 275,000 shares issued at $2.50 per share has been classified in the accompanying statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

REDEEMABLE PREFERRED STOCK

     The Company has authorized the issuance of up to 50,000,000 shares of preferred stock. In November 1997, the Company designated 6,571,450 shares as 8% Series A Convertible Preferred Stock (the "Preferred Stock").

     In November 1997, the Company completed a private placement offering in which 5,148,570 shares of the Preferred Stock were issued at $3.50 per share, for total proceeds to the Company of approximately $16.7 million, net of expenses. Each share of Preferred Stock is convertible into shares of Common Stock at any time at the option of the holder. In addition, each share of Preferred Stock is automatically converted into Common Stock at its then applicable conversion rate in the event of a qualified firm-commitment underwritten public offering, as defined.

     Dividends on the Preferred Stock accumulate whether or not the Company has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared. Except as may otherwise be required by law, holders of Preferred Stock are entitled to vote together with the holders of the Common Stock and not as a separate class and are entitled to elect two members of the Company's Board of Directors.

     Commencing at any time on or after October 2, 2004, at the option and written election of the holders of a majority of the outstanding shares of the Preferred Stock, the Company shall, subject to applicable law, redeem all of the outstanding shares of Preferred Stock at a price equal to the greater of (1) $3.50, plus an amount equal to any unpaid dividends thereon, or (2) the market value of the Preferred Stock, on an as converted basis, determined by an independent appraiser.

(6)  STOCK OPTION PLAN

     In June 1996, the Company adopted a stock option plan which allows the Board of Directors to grant incentives to employees in the form of incentive stock options and non-qualified stock options. As of

                            MGC COMMUNICATIONS, INC.

December 31, 1997 and 1996, the Company has reserved 2,400,000 shares of common stock to be issued under the plan.

     Under the plan, substantially all options have been granted to employees at a price exceeding the then-current market price, as estimated by management, and vest primarily over a 5-year period. All options expire within ten years of the date of grant.

     Stock option transactions during 1997 and 1996 are as follows:

                                                                                AVERAGE
                                                                    NUMBER      EXERCISE
                                                                   OF SHARES     PRICE
                                                                   ---------    --------
     Outstanding at December 31, 1995............................         --        --
     Granted.....................................................  1,353,100     $0.81
     Canceled....................................................    (50,000)    $1.00
                                                                   ---------
     Outstanding at December 31, 1996............................  1,303,100     $0.81
     Granted.....................................................    457,600     $3.47
     Canceled....................................................     (5,500)    $3.05
                                                                   ---------
     Outstanding at December 31, 1997............................  1,755,200     $1.50
                                                                   =========
     Exercisable at December 31, 1996............................     19,600     $2.00
                                                                   =========
     Exercisable at December 31, 1997............................    276,200     $1.05
                                                                   =========

     The weighted average fair value of each of the options issued during the years ended December 31, 1997 and 1996, substantially all of which have been granted at a price exceeding the then current market price as estimated by management, was estimated to be $2.42 and $.55, respectively, using an option pricing model with the following assumptions: dividend yield of 0%; expected option life of 6.5 years; and risk free interest rate at December 31, 1997 and 1996 of 5.74% and 6.12%, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                               WEIGHTED
               NUMBER OUT-      AVERAGE     WEIGHTED       NUMBER       WEIGHTED
     RANGE OF  STANDING AT     REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
     EXERCISE  DECEMBER 31,   CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
      PRICE        1997          LIFE        PRICE          1997         PRICE
     --------  ------------   -----------   --------   --------------   --------
      $0.50       700,000      8.25 years    $0.50         140,000       $0.50
      $1.00       510,000      8.59 years    $1.00         100,600       $1.00
      $2.00        99,600      8.92 years    $2.00          35,600       $2.00
      $3.50       431,100      9.52 years    $3.50              --       $3.50
      $3.75        14,500     10.00 years    $3.75              --       $3.75
                ---------                                  -------
     $0.50 to
      $3.75     1,755,200      8.71 years    $1.49         276,200       $ .88
                =========                                  =======

     The Company applied Accounting Principles Board (APB) Opinion No. 25 in accounting for its plan. No compensation expense was recognized for the years ended December 31, 1997 and 1996. Had the Company determined compensation cost based on the minimum value method under SFAS No. 123, the Company's net loss for the years ended December 31, 1997 and 1996 would have increased by approximately $7,000 and $10,000, respectively, which would have had no effect on the basic and diluted loss per share of common stock as stated in the accompanying statements of operations.

(7)  LOSS PER SHARE

     SFAS No. 128, "Earnings Per Share," requires the Company to calculate its earnings per share based on basic and diluted earnings per share, as defined. Basic and diluted loss per share for the years ended

                            MGC COMMUNICATIONS, INC.

December 31, 1997 and 1996 were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock.

     The Company's warrants, preferred stock and stock options granted and issued during 1997 and 1996, and outstanding as of December 31, 1997 and 1996, are antidilutive and have been excluded from the diluted loss per share calculation for the years ended December 31, 1997 and 1996. Had the Company shown the effects of dilution, the warrants, preferred stock and options would have added an additional 2.7 million and 0.8 million shares to the weighted average shares outstanding for the years ended December 31, 1997 and 1996, respectively.

(8)  INCOME TAXES

     The net deferred tax asset as of December 31, 1997 and 1996 is as follows (in thousands):

                                                                 1997      1996
                                                                -------    -----
     Deferred Tax Asset
       Net operating loss carry-forward......................  $ 4,529    $ 276
       Start-up expenditures.................................      220      276
       Other.................................................      141        5
                                                               -------    -----
                                                                 4,890      557
       Less: valuation allowance.............................   (4,309)    (522)
                                                               -------    -----
       Net deferred tax asset................................      581       35
                                                               -------    -----
     Deferred Tax Liability
       Excess of tax depreciation over book..................      481       32
       Other.................................................      100        3
                                                               -------    -----
       Net deferred tax liability............................      581       35
                                                               -------    -----
     Net.....................................................  $    --    $  --
                                                               =======    =====

     SFAS No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not; otherwise, a valuation allowance is applied. At December 31, 1997 and 1996, the Company determined that $4,309,000 and $522,000, respectively, of tax benefits did not meet the realization criteria because of the Company's historical operating results. Accordingly, a valuation allowance was applied to reserve against the applicable deferred tax asset.

     At December 31, 1997 and 1996, the Company had net operating loss carry-forwards available for income tax purposes of approximately $12,940,000 and $788,000, respectively, which expire principally from 2011 to 2012.

(9)  COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

     The Company has entered into various leasing agreements for its switching facilities and offices. The facility which houses the Company's headquarters in Las Vegas is owned by two of the Company's principal stockholders and directors. Management believes the terms and conditions of this agreement are equal to or better than the terms which would be available from an unaffiliated lessor.

                            MGC COMMUNICATIONS, INC.

     Future minimum lease obligations in effect as of December 31, 1997 are as follows (in thousands):


     Payments during the year ending December 31:
     1998........................................................  $  679
     1999........................................................     643
     2000........................................................     660
     2001........................................................     633
     2002........................................................     617
     Thereafter..................................................     478
                                                                   ------
                                                                   $3,710
                                                                   ======

     Rent expense was $207,000 and $33,000 for the years ended December 31, 1997 and 1996, respectively.

PURCHASE COMMITMENTS

     In the ordinary course of business, the Company enters into purchase agreements with its vendors of telecommunications equipment. In May 1997, the Company signed an agreement to purchase 20 Northern Telecom DMS-500 switches and related Access Nodes from its primary vendor. As of December 31, 1997, the Company had a total for all vendors of approximately $37.4 million of remaining purchase commitments for purchases of switching equipment.

INTERCONNECTION AGREEMENTS

     The Company has interconnection agreements with five incumbent local exchange carriers. These agreements expire on various dates through July 2000.

     The Company is dependent on the cooperation of the incumbent local exchange carriers to provide access service for the origination and termination of its local and long distance traffic. Historically, these access charges can make up a significant percentage of the overall cost of providing these services. To the extent the access services of the local exchange carriers are used, the Company and its customers are subject to the quality of service, equipment failures and service interruptions of the local exchange carriers.

(10)  RISKS AND UNCERTAINTIES

     Certain rates in the interconnection agreements have been established by the Federal Communications Commission (FCC) and are subject to adjustment upon final negotiations. The Company has recorded costs of sales related to the Sprint (Nevada) interconnection agreement at amounts which are management's best estimates of the probable outcome of the final negotiated rates, which are less than the FCC established rates. The difference, which totals approximately $1.1 million at December 31, 1997, has not been recorded in the accompanying financial statements. Management believes that the resolution of this matter will not have an adverse effect on the Company's financial position, results of operations, or liquidity.

(11)  RELATED PARTY TRANSACTION

     In May 1997, the Company entered into an agreement with a company, the owner of which is an officer and stockholder of the Company, for the purchase of certain computer software pursuant to which the Company paid the contract price of $600,000 in six equal monthly installments beginning July 1, 1997. In addition, the Company has paid $40,000 under such agreement to support and maintain the Company's proprietary management information computer system. Management believes the terms and conditions of this agreement are equal to or better than the terms which would be available from an unaffiliated party.

                            MGC COMMUNICATIONS, INC.

(12)  SUBSEQUENT EVENTS

     In January 1998, the Company completed a private placement offering in which 1,422,857 shares of Preferred Stock were issued at $3.50 per share, for total proceeds to the Company of approximately $5.0 million, net of expenses. The terms of the offering were substantially identical to those of the previous preferred stock offering.

     In January 1998, the Company filed a registration statement offering to exchange the Notes (discussed in Note 4) for 13% Series B Senior Secured Notes Due 2004 under the Securities Act of 1933, as amended. Terms of the 13% Series B Senior Secured Notes due 2004 are substantially the same as the Notes. The exchange was consummated in March 1998.

                                EXHIBIT INDEX
                                -------------

Exhibit No.                        Description

3.1      Articles of Incorporation and Amendments. (1)
3.2      By-laws. (1)
3.3 Stockholders Agreement dated as of November 26, 1997, among the Company, Maurice J. Gallagher, Jr., Nield J. Montgomery and certain investors identified therein. (1)
4.1 See the Articles of Incorporation and amendments filed as Exhibit 3.1, the By-laws filed as Exhibit 3.2 and the Stockholders Agreement filed as Exhibit 3.3.
4.2 Certificate of MGC Communications, Inc. of the Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock. (1)
4.3 Indenture dated as of September 29, 1997, between the Company and Marine Midland Bank, as Trustee. (1)
4.4 Registration Rights Agreement dated as of September 29, 1997, among the Company, Bear, Stearns & Co. Inc. and Furman Selz LLC. (1)
4.5 Security Agreement dated as of September 29, 1997, between the Company and Marine Midland Bank. (1)
4.6 Collateral Pledge and Security Agreement dated as of September 29, 1997, between the Company and Marine Midland Bank. (1)
10.1 Network Products Purchase Agreement dated May 21, 1997, between the Company and Northern Telecom, Inc. (1) The Commission has granted confidential treatment with respect to certain portions of this Agreement.
10.2 Employment/Stock Repurchase Agreement dated as of June 1996 between the Company and Nield J. Montgomery, as amended as of September 1, 1997.
         (1)
10.3 Employment and Stock Repurchase Agreement dated May 28, 1997, between the Company and John Boersma. (1)
10.4 Stock Purchase Agreement dated August 29, 1997, between the Company and Mitchell Allee. (1)
10.5     Stock Option Plan. (1)
10.6 Purchase Agreement dated September 24, 1997, among the Company, Bear, Stearns & Co. Inc. and Furman Selz LLC. (1)
10.7 Warrant Agreement dated September 29, 1997, between the Company and Marine Midland Bank. (1)
10.8 Warrant Registration Rights Agreement dated as of September 29, 1997, among the Company, Bear, Stearns & Co. Inc. and Furman Selz LLC. (1)
10.9 Private Placement Bank Escrow Agreement dated September 1997 among the Company, Bear, Stearns & Co. Inc. and certain investors identified therein. (1)
10.10 Standard Office Lease Agreement dated July 1, 1997, between the Company and Cheyenne Investments L.L.C. (1)
10.11 Securities Purchase Agreement dated as of November 26, 1997, among the Company and the investors identified therein. (1)
10.12 Securities Purchase Agreement dated as of January 8, 1998, among the Company and the investors identified therein.
16       Letter re: change in certifying accountant. (2)
27       Financial Data Schedule

-------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-38875) previously filed with the Commission.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 6, 1998, previously filed with the Commission.