Form 10-Q
period 1998-03-31
MGC COMMUNICATIONS INC
filed 1998-05-12
CIK 1047960

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 For the Quarterly Period Ended March 31, 1998


                        Commission file number 333-38875


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


            YES  X                                             NO
               -----                                             -----


         The number of shares outstanding of the issuer's common stock, as of May 11, 1998:


                 Common stock ($.001 par value) .... 9,185,640


==============================================================================

                            MGC COMMUNICATIONS, INC.


                                     INDEX
==============================================================================


                                                                        Page No.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Statements of Operations -- Three months ended
         March 31, 1998 and 1997 (Unaudited)                                3

        Balance Sheets -- March 31, 1998 (Unaudited) and
         December 31, 1997                                                  4

        Statements of Redeemable Preferred Stock and
         Stockholders' Equity for the period from January 1, 1997
         to March 31, 1998                                                  5

        Statements of Cash Flows -- Three months ended
         March 31, 1998 and 1997 (Unaudited)                                6

        Condensed Notes to Unaudited Interim Financial Statements           7


Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             13


PART II -- OTHER INFORMATION

Item 2. Changes in Securities                                              17

Item 6. Exhibits and Reports on Form 8-K                                   17


SIGNATURES                                                                 18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            MGC COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                               1998            1997
                                           ------------    ------------
                                                   (UNAUDITED)
Telecommunication services:
  Operating revenues.....................  $     2,846     $       212

Operating expenses:
  Cost of operating revenues (excluding
     depreciation).......................        2,371             539
  Selling, general and administrative....        2,562             883
  Depreciation and amortization..........          867             160
                                             -----------     -----------
                                                 5,800           1,582
                                           -----------     -----------
     Loss from operations................       (2,954)         (1,370)
Other income (expense):
  Interest income........................        2,169             128
  Interest expense (net of amount
     capitalized)........................       (5,505)             --
                                           -----------     -----------
     Net loss............................       (6,290)         (1,242)
Accrued preferred stock dividend.........         (444)             --
                                           -----------     -----------
Net loss applicable to common
  stockholders...........................  $    (6,734)    $    (1,242)
                                           ===========     ===========
Basic and diluted loss per share of
  common stock...........................  $      (.76)    $      (.15)
                                           ===========     ===========
Basic and diluted weighted average shares
  outstanding............................    8,892,282       8,078,306
                                           ===========     ===========

             See accompanying condensed notes to unaudited interim
                             financial statements.

                            MGC COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               MARCH 31,      DECEMBER 31,
                                                                 1998             1997
                                                              -----------       --------
                                                              (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 39,411        $ 45,054
  Investments held to maturity..............................       8,619           7,797
  Restricted investments....................................      28,449          18,482
  Amounts receivable for shares issued......................         163              --
  Trade accounts receivable, less allowance for doubtful
     accounts of $239 and $216..............................       2,617           1,200
  Prepaid expenses..........................................         323             277
                                                                --------        --------
          Total current assets..............................      79,582          72,810
Property and equipment, net.................................      34,421          24,617
Investments held to maturity................................      49,367          49,913
Restricted investments......................................      29,917          39,092
Deferred financing costs, net of amortization of $408 and
  $198......................................................       5,371           5,448
Other assets................................................         149              97
                                                                --------        --------
          Total assets......................................    $198,807        $191,977
                                                                ========        ========
                         LIABILITIES, REDEEMABLE PREFERRED
                           STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $    387        $    381
  Accounts payable:
     Trade..................................................       1,908             462
     Property and equipment.................................       3,999           3,123
  Accrued interest..........................................      10,528           5,328
  Accrued other expenses....................................       1,011             786
                                                                --------        --------
          Total current liabilities.........................      17,833          10,080
Senior Secured Notes, net of unamortized discount of $3,738
  and $3,882................................................     156,262         156,118
Other long-term debt........................................          40             138
                                                                --------        --------
          Total liabilities.................................     174,135         166,336
                                                                --------        --------
Commitments and contingencies
Redeemable preferred stock:
  8% Series A convertible preferred stock, 6,571,450 shares
     authorized, 6,571,427 and 5,148,570 issued and
     outstanding............................................      21,645          16,665
Stockholders' equity:
  Preferred stock, 43,428,550 shares authorized but
     unissued...............................................          --              --
  Common stock, $0.001 par value, 60,000,000 shares
     authorized, 9,185,640 and 8,799,600 shares issued and
     outstanding............................................           9               9
  Additional paid-in capital................................      24,388          22,118
  Accumulated deficit.......................................     (19,197)        (12,463)
                                                                --------        --------
                                                                   5,200           9,664
  Notes receivable from stockholders for issuance of common
     stock..................................................      (2,173)           (688)
                                                                --------        --------
          Total stockholders' equity........................       3,027           8,976
                                                                --------        --------
          Total liabilities, redeemable preferred stock and
            stockholders' equity............................    $198,807        $191,977
                                                                ========        ========

             See accompanying condensed notes to unaudited interim
                             financial statements.

                            MGC COMMUNICATIONS, INC.

       STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    NOTES
                            REDEEMABLE                                                         RECEIVABLE FROM
                            PREFERRED            COMMON STOCK       ADDITIONAL                 STOCKHOLDERS FOR       TOTAL
                       --------------------   -------------------    PAID-IN     ACCUMULATED     ISSUANCE OF      STOCKHOLDERS'
                         SHARES     AMOUNT      SHARES     AMOUNT    CAPITAL       DEFICIT       COMMON STOCK        EQUITY
                       ----------   -------   ----------   ------   ----------   -----------   ----------------   -------------
BALANCE AT DECEMBER
  31, 1996...........          --   $   --     7,176,000   $  7      $12,276      $ (1,491)        $    --          $ 10,792
Common stock issued
  for cash...........          --       --     1,458,600      2        4,860            --              --             4,862
Common stock issued
  for notes
  receivable.........          --       --       165,000     --          688            --            (688)               --
Proceeds from
  offering allocated
  to warrants........          --       --            --     --        3,885            --              --             3,885
Warrants issued for
  common stock
  commitment.........          --       --            --     --          409            --              --               409
Net loss.............          --       --            --     --           --       (10,836)             --           (10,836)
8% Series A
  Convertible
  Preferred Stock
  issued for cash....   5,148,570   16,665            --     --           --            --              --                --
Accrued preferred
  stock dividend.....          --       --            --     --           --          (136)             --              (136)
                       ----------   -------   ----------    ---      -------      --------         -------          --------
BALANCE AT DECEMBER
  31, 1997...........   5,148,570   16,665     8,799,600      9       22,118       (12,463)           (688)            8,976
Common stock issued
  for cash...........          --       --        99,840     --          772            --              --               772
Common stock issued
  for notes
  receivable.........          --       --       189,000     --        1,485            --          (1,485)               --
Warrants and options
  exercised for
  Common Stock.......          --       --        97,200     --           13            --              --                13
Net loss.............          --       --            --     --           --        (6,290)             --            (6,290)
8% Series A
  Convertible
  Preferred Stock
  issued for cash....   1,422,857    4,980            --     --           --            --              --                --
Accrued preferred
  stock dividend.....          --       --            --     --           --          (444)             --              (444)
                       ----------   -------   ----------    ---      -------      --------         -------          --------
BALANCE AT MARCH 31,
  1998 (UNAUDITED)...   6,571,427   $21,645    9,185,640    $ 9      $24,388      $(19,197)        $(2,173)         $  3,027
                       ==========   =======   ==========    ===      =======      ========         =======          ========

                 See accompanying condensed notes to unaudited
                         interim financial statements.

                            MGC COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                       ------------------
                                                         1998      1997
                                                       --------   -------
                                                          (UNAUDITED)
Cash flows from operating activities:
  Net loss...........................................  $ (6,290)  $(1,242)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization....................       867       160
    Amortization of debt discount....................       144        --
    Amortization of deferred debt financing costs....       210        --
    Changes in assets and liabilities:
       Increase in accounts receivable, net..........    (1,442)      (89)
       (Increase) decrease in prepaid expenses.......       (46)       10
       Increase in other assets......................       (52)       (5)
       Increase in accounts payable -- trade.........     1,446       235
       Increase in accrued expenses..................     4,981        25
                                                       --------   -------
         Net cash used in operating activities.......      (182)     (906)
                                                       --------   -------
Cash flows from investing activities:
  Purchase of property and equipment, net of
    payables.........................................    (9,795)     (847)
  Purchase of investments held to maturity...........      (276)       --
  Purchase of restricted investments.................      (792)       --
                                                       --------   -------
         Net cash used in investing activities.......   (10,863)     (847)
                                                       --------   -------
Cash flows from financing activities:
  Costs associated with issuance of Senior Secured
    Notes and warrants...............................      (133)       --
  Proceeds from issuance of 8% Series A convertible
    preferred stock, net of issuance costs...........     4,980        --
  Payments on other long term debt...................       (92)       --
  Proceeds from issuance of common stock during
    1996.............................................        --     1,153
  Proceeds from issuance of common stock during
    1997.............................................        --     4,331
  Proceeds from issuance of common stock during
    1998.............................................       647        --
                                                       --------   -------
         Net cash provided by financing activities...     5,402     5,484
                                                       --------   -------
         Net (decrease) increase in cash.............    (5,643)    3,731
Cash and cash equivalents at beginning of period.....    45,054     7,897
                                                       --------   -------
Cash and cash equivalents at the end of period.......  $ 39,411   $11,628
                                                       ========   =======
Supplemental schedule of non-cash investing and
  financing activities:
  Increase in property and equipment purchases
    included in accounts payable -- property and
    equipment........................................  $    876   $    --
                                                       ========   =======
  Stock issued for notes receivable..................  $  1,485   $    --
                                                       ========   =======
Other disclosures:
  Cash paid for interest net of amounts
    capitalized......................................  $    305   $    --
                                                       ========   =======

                 See accompanying condensed notes to unaudited
                         interim financial statements.

                            MGC COMMUNICATIONS, INC.
           Condensed Notes to Unaudited Interim Financial Statements

(1) BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements of MGC Communications, Inc., a Nevada corporation (the "Company") reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission.

     The balance sheet at December 31, 1997 was derived from the audited financial statements, but does not include all disclosures required under generally accepted accounting principles.

(2)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                   MARCH 31,    DECEMBER 31,
                                                     1998           1997
                                                  -----------   ------------
                                                  (UNAUDITED)
Building and property...........................    $   258       $   278
Switching equipment.............................     23,326        21,621
Leasehold improvements..........................        990           956
Computer hardware and software..................      1,485         1,404
Office equipment and vehicles...................        348           300
                                                    -------       -------
                                                     26,407        24,559
Less accumulated depreciation and
  amortization..................................     (2,184)       (1,317)
                                                    -------       -------
                                                     24,223        23,242
Switching equipment under construction..........     10,198         1,375
                                                    -------       -------
          Net property and equipment............    $34,421       $24,617
                                                    =======       =======

(3)  DEBT

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
                                                                 --------
                                                                 $156,637
                                                                 ========

     In September 1997, the Company completed an offering for 160,000 units consisting of $160 million of 13% Senior Secured Notes due in 2004 and warrants to purchase 774,720 shares of common stock (collectively the "Offering").

     The Notes bear interest at the rate of 13% per annum, payable semi-annually in arrears on April 1 and October 1, commencing April 1, 1998. As set forth in the Indenture pursuant to which the Notes were issued, the Company is required to hold in a trust account sufficient funds to provide for payment in full of interest on the Notes through October 1, 2000. The accompanying financial statements reflect approximately $57.6 million as restricted investments as security for the interest payments on the Notes. In addition, the Notes are secured by a security interest in certain telecommunications equipment owned by the Company or which may be acquired in the future. As of December 31, 1997, the Notes were secured by a security interest in telecommunications equipment with a net book value of $11.1 million and restricted investments of $57.6 million (at fair market value).

     In conjunction with the Offering, the Company engaged an investment banking firm which determined a value for each warrant and share of common stock. Consistent with this determination, the Company has allocated a portion of the Offering proceeds to the warrants based on a value of $4.68 per share of common stock less the exercise price of $.02 per share for the warrant.

     The warrants are exercisable at any time on or after the earlier to occur of (i) October 1, 1998, or (ii) the date on which a change in control occurs. The agreement pursuant to which the warrants were issued required an antidilution adjustment for stock issued through December 31, 1997 if the preferred stock offering was consummated at a price less than $5.00 per share. As further discussed in Note 5, the Company completed the preferred stock offering for $3.50 per share. Accordingly, the warrants issued in connection with the Offering were increased from 774,200 to 862,923 and have been reflected in the accompanying financial statements as of December 31, 1997. Expenses allocated to the warrants in connection with the Offering were $141,000. The warrants expire on October 1, 2004.

     In conjunction with the Offering, certain persons deposited an aggregate of $15.0 million in escrow (the Common Stock Commitment), which funds were to have been applied to the purchase of shares of Common Stock in the event the Company failed to sell at least $15.0 million of preferred stock within a certain period of time. Since sufficient preferred stock was issued within the time period, the investors received a return of their funds contributed to escrow. As a commitment fee for the Common Stock Commitment, the Company issued to all such persons contributing to the escrow funds warrants to purchase an aggregate of 90,000 shares of Common Stock at $.02 per share.

     The Company has recorded the commitment fee as non-cash consideration in connection with the Offering. The value of the warrants issued as a commitment fee was determined based on a value of the Company's common stock at $4.68 per share less the exercise price of $.02 per share for the warrant. All such warrants were exercised in January and February 1998.

     The Notes may be redeemed at the option of the Company, in whole or in part, on or after October 1, 2001, at a premium declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

                       YEAR                         PERCENTAGE
                       ----                         ----------
2001..............................................    106.50
2002..............................................    103.25
2003 and thereafter...............................    100.00

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

     In conjunction with the Offering, the authorized capital stock of the Company was increased to 60,000,000 shares of common stock, $.001 par value per share, and 50,000,000 share of preferred stock, $.001 par value per share.

     In January 1998, the Company filed a registration statement offering to exchange the Notes (discussed in Note 3) for 13% Series B Senior Secured Notes Due 2004 under the Securities Act of 1933, as amended. Terms of the 13% Series B Senior Secured Notes due 2004 are substantially the same as the Notes. The exchange was consummated in March 1998.

     Associated with the issuance of the Notes, expenses of $68,000 were paid to a related party for charter services.

(5)  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

COMMON STOCK

     In June 1997, the Company approved agreements with two key members of management granting them rights to purchase a total of 150,000 shares at $3.33 per share and 165,000 shares at $4.17 per share. In both cases, the Company retains the right to repurchase these shares at their cost in the event of termination of employment for any reason and has agreed to finance the purchase price of the shares purchasable at $4.17 per share over a period of three years. During September 1997, the members of management exercised their rights and the respective aforementioned shares were issued. The Company received $500,000 for the 150,000 shares issued at $3.33 per share. The $688,000 owed to the Company for the 165,000 shares issued at $4.17 per share has been classified in the accompanying statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

     During the three months ended March 31, 1998, the Company offered 99,840 shares of $.001 par value Common Stock at prices ranging from $5.83 to $8.33 per share, for total proceeds to the Company of $772,000.

     During the three months ended March 31, 1998, the Company approved agreements with 12 key members of management to purchase a total of 189,000 shares of Common Stock. The purchase price of these shares ranged from $5.83 to $8.33 per share. The $1,485,000 owed to the Company is classified in the accompanying statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

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

     In January 1998, the Company completed an additional private placement offering in which 1,422,857 shares of Preferred Stock were issued at $3.50 per share for total proceeds to the Company of approximately $5.0 million, net of expenses. The terms of the offering were substantially identical to those of the previous preferred stock offering.

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

(5)  COMMITMENTS AND CONTINGENCIES

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
                                                              ------
                                                              $3,710
                                                              ======

     Rent expense was $207,000 for the year ended December 31, 1997.

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

(6)  RISKS AND UNCERTAINTIES

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

(7)  SUBSEQUENT EVENT

     The Company's registration statement on Form S-1/A relating to the sale of 3,500,000 shares of common stock at $17.00 per share, was declared effective by the Securities and Exchange Commission on May 11, 1998. The Company granted the underwriters a 30-day option to purchase up to 525,000 additional shares of common stock. The offering is expected to close on May 15, 1998. In conjunction with the initial public offering of the Company's common stock, the Company effected a six for ten reverse stock split (the "reverse stock split"), which has been reflected in the accompanying financial statements. The Company intends to pay cash for the repurchase of any fractional shares created by the reverse stock split. In addition to the reverse stock split, the Company's 6,571,427 outstanding shares of Preferred Stock are to convert to 3,942,856 shares of common stock upon consummation of a qualified firm-commitment underwritten public offering, as defined. The conversion of the Preferred Stock has not been reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     MGC began providing competitive local exchange services to small business and residential users in December 1996, and in February 1998, began offering long distance services in its existing markets. MGC's network strategy consists of purchasing and deploying switching equipment, collocating equipment in ILECs' COs and leasing fiber optic transmission capacity from ILECs and other providers of communications transport services. Currently, the Company has switches fully operational in Las Vegas and in selected suburban areas of Atlanta and Los Angeles.

     The Company's 1997 revenues were primarily generated from local phone service, switched access billings and non-recurring charges (principally installation charges). As a result of the introduction of long distance and data services in late 1997, the Company expects that a meaningful portion of its revenues will be generated from such services beginning in 1998.

     The Company's principal operating expenses consist of direct costs, operating costs and depreciation. Direct costs consist of access charges, line installation expenses, transport expenses, engineering costs and long distance expenses. Operating costs are comprised of sales and marketing, customer service and general and administrative expenses. As the Company expands into new markets, both direct costs and selling, general and administrative costs increase prior to achieving significant revenue. Significant levels of marketing activity may be necessary in new markets in order for the Company to build a customer base large enough to generate sufficient revenues to offset such marketing expenses. In addition, selling, general and administrative costs may increase in the short term after the Company enters a new market because many of the fixed costs of providing service in new markets are incurred before significant revenue can be expected from those markets.

     The development and expansion of the Company's business will require significant expenditures. The Company's capital expenditures primarily consist of the purchase of communications switching and associated equipment, the purchase of land for switching sites and the construction of buildings or leasehold improvements to house switches. As part of its network strategy, the Company has made the strategic decision to purchase and install Nortel DMS 500 switches in each of its target markets. This strategy initially increases its level of capital expenditures and operating losses. However, over the long term, the Company believes this will enhance its financial performance.

     The Company has experienced operating losses and generated negative EBITDA since inception and expects to continue to generate negative EBITDA through the year 1999 while it installs and expands its networks and develops its business. There can be no assurance the Company's revenue or customer base will grow or that the Company will be able to achieve or sustain positive EBITDA.

RESULTS OF OPERATIONS

     The following is a comparison of the first quarter 1998 with the fourth quarter 1997 and first quarter 1997.

  Quarter over Quarter Comparison -- March 31, 1998 vs. December 31, 1997

     Total operating revenues for the quarter ended March 31, 1998 were $2.8 million as compared to $1.9 million for the quarter ended December 31, 1997. The increase from the fourth quarter 1997 to the first quarter 1998 is a result of the increase in the number of lines placed in service during the first quarter 1998, the introduction of long distance service which commenced in February

1998 and the first full quarter of operations for the Atlanta and Los Angeles markets. The Company had 20,924 lines in service at the end of the first quarter 1998 as compared to 15,590 lines in service at the end of the fourth quarter 1997.

     Cost of operating revenues for the quarter ended March 31, 1998 was $2.4 million as compared to $1.4 million for the quarter ended December 31, 1997. The increase from quarter to quarter is due to the increased number of lines placed in service during the first quarter 1998 and the incurrence of network expenses associated with the Company's long distance product.

     For the quarter ended March 31, 1998, selling, general and administrative expenses totaled $2.6 million as compared to $2.5 million for the quarter ended December 31, 1997. These expenses were incurred in connection with the marketing of the Company's services and the continued buildout of the Company's network. These expenses consisted primarily of payroll expenses, provision for bad debts, professional fees and rents.

     Depreciation and amortization expense includes depreciation on switching equipment as well as general property and equipment. For the quarter ended March 31, 1998 depreciation and amortization was $0.9 million as compared to $0.5 million for the quarter ended December 31, 1997. This increase is a result of the Company's placing additional assets in service during the first quarter 1998 in accordance with the planned buildout of its network.

     Interest expense for the first quarter 1998 totaled $5.5 million as compared to $5.4 million for the fourth quarter 1997. This amount is attributable to interest incurred on the Senior Secured Notes issued by the Company in late September 1997.

     Interest income was $2.2 million in both the fourth quarter 1997 and the first quarter 1998. The interest income is attributable to earnings on investments made in late September 1997 with the proceeds from the issuance of Senior Secured Notes.

     The Company incurred net losses of $6.3 million and $5.7 million during the first quarter 1998 and the fourth quarter 1997, respectively.

  Quarter over Quarter Comparison -- March 31, 1998 vs. March 31, 1997

     Total operating revenues for the quarter ended March 31, 1998 were $2.8 million as compared to $0.2 million for the quarter ended March 31, 1997. The increase from the first quarter 1997 to the first quarter 1998 is a result of the addition of two markets to the Company's operating territory, increases in the number of lines placed in service and the introduction of long distance service during February 1998. The Company conducted business in Las Vegas and selected suburban areas of Atlanta and Los Angeles during the first quarter 1998 as compared to Las Vegas only during first quarter 1997. The Company had 20,924 lines in service at the end of first quarter 1998 as compared to 3,801 lines in service at the end of the first quarter 1997.

     Cost of operating revenues for the quarter ended March 31, 1998 was $2.4 million as compared to $0.5 million for the quarter ended March 31, 1997. The increase from quarter to quarter is due to the increased number of lines placed in service, opening the Atlanta and Los Angeles markets and introducing the Company's long distance product. The Company began incurring network expenses associated with its long distance product during the first quarter 1998.

     For the quarter ended March 31, 1998, selling, general and administrative expenses totaled $2.6 million as compared to $0.9 million for the quarter ended March 31, 1997. These expenses were incurred in connection with the marketing of the Company's services and the continued buildout of the Company's network. These expenses consisted primarily of payroll expenses, provision for bad debts, professional fees and rents.

     Depreciation and amortization expense includes depreciation on switching equipment as well as general property and equipment. For the quarter ended March 31, 1998, depreciation and amortization was $0.9 million as compared to $0.2 million for the quarter ended March 31, 1997. This increase is a result of the Company placing additional assets in service during the twelve month period in accordance with the planned buildout of its network.

     Interest expense for first quarter 1998 totaled $5.5 million as compared to no interest expense being incurred during first quarter 1997. This amount is attributable to interest incurred on the Senior Secured Notes issued by the Company in late September 1997.

     Interest income for the quarter ended March 31, 1998 was $2.2 million as compared to $0.1 million for the quarter ended March 31, 1997. The increase is attributable to earnings on investments made in late September 1997 with the proceeds from the issuance of Senior Secured Notes.

     The Company incurred net losses of $6.3 million and $1.2 million during the first quarter 1998 and the first quarter 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the design and development of the Company's networks. Capital expenditures for the quarter ended March 31, 1998 were $10.7 million. The Company expects it will continue to have substantial capital requirements in connection with the (i) purchase of switches necessary for expansion of local exchange services and provisioning of long distance services, and (ii) development of new markets. Management expects capital expenditures of $84.6 million for fiscal year 1998.

     The Company has funded a substantial portion of these expenditures through the private sales of debt and equity securities. From its inception through March 31, 1998, the Company raised approximately $17.9 million from private sales of Common Stock.

     In September 1997, the Company completed a $160.0 million offering of Senior Secured Notes and warrants to purchase 862,923 shares of Common Stock (after giving effect to certain anti-dilution adjustments). At the closing of the sale of the Senior Secured Notes, the Company used approximately $56.8 million of the net proceeds from the sale of the Senior Secured Notes to purchase a portfolio of securities that has been pledged as security to cover the first six interest payments on the Senior Secured Notes and the Company used approximately $3.1 million of the net proceeds to pay accounts payable incurred in connection with the acquisition of equipment. In addition, the Company has granted the holders of the Senior Secured Notes a security interest in certain of the Company's telecommunications equipment.

     In November 1997 and January 1998, the Company issued an aggregate of 6,571,427 shares of Series A Convertible Preferred Stock at $3.50 per share for net proceeds of $21.6 million. The shares of Series A Convertible Preferred Stock will be converted into 3,942,856 shares of Common Stock upon consummation of a qualified firm-commitment underwritten public offering.

     The Company's Registration Statement on Form S-1/A relating to the sale of 3,500,000 shares of common stock at $17.00 per share was declared effective by the Securities and Exchange Commission on May 11, 1998, and public trading of the Company's common stock commenced on May 12, 1998. This offering is expected to close on May 15, 1998.

     The substantial capital investment required to initiate the Company's services and the funding of the Company's initial operations has resulted in negative cash flow since the Company's inception. This negative cash flow is a result of the need to establish the Company's switch-based network in anticipation of connecting revenue generating customers. The Company expects to continue to produce negative cash flow through the year 1999 due to expansion activities associated with the development of the Company's markets. There can be no assurance the Company will attain break-even cash flow in subsequent periods. Until sufficient cash flow is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities. Based upon its current business plan, the Company does not expect to require additional financing; however, there can be no assurance the Company will not require additional financing, or as to the availability or the terms upon which such financing might be available. Moreover, the indenture governing the Senior Secured Notes imposes certain restrictions upon the Company's ability to incur additional indebtedness or issue preferred stock.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 during the three month period ended March 31, 1998 and has determined that such adoption will not result in comprehensive income different from net income as reported in the accompanying financial statements.

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates as one segment.

     The American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company intends to adopt SOP 98-5, as required, and expense any previously capitalized start-up costs at that time. Management believes application of SOP 98-5 will not have a material impact on the Company's financial statements.

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

      During January 1998, the Company issued 1,422,857 shares of its Series A Convertible Preferred Stock to 35 investors who purchased the securities in a private placement. The gross proceeds of this private placement were $4,980,000. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. In each instance, the offers and sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in this transaction and no commissions were paid with respect to the sale of such securities. All issuances of securities under this private placement were made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering and Rule 506 under Regulation D promulgated under the Securities Act of 1933.

      In January and February 1998, the Company issued 90,000 shares of Common Stock to four persons (two of whom are Directors of the Company and the other two of whom are significant stockholders in the Company) who exercised warrants at approximately $.02 per share for a total consideration of $1,500. These warrants were issued in September 1997 to these persons in consideration for their providing a commitment to purchase Common Stock of the Company in the event the Company failed to raise at least $15.0 million through the sale of its preferred stock within a certain period of time. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. In January 1998, a former officer exercised options to purchase 7,200 shares of Common Stock for a total purchase price of $12,000. These issuances of securities were made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering; the sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in these transactions and no commissions were paid.

      In March 1998, the Company issued 255,000 shares of Common Stock to 11 Executive Officers of the Company for a total consideration of $2,012,500, consisting of $562,500 in cash and $1,450,000 in three-year promissory notes. All of the securities were acquires by the recipients thereof for investment and with no view toward the sale or redistribution thereof. These issuances of securities were made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering; the sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in these transactions and no commissions were paid.

      The above numbers of shares of Common Stock and per share price therefor reflect a six for ten reverse split implemented by the Company on May 8, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      There are no exhibits being filed with this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K

      A Form 8-K dated as of February 6, 1998, was filed with the Commission to report that the Company did not renew the engagement of KPMG Peat Marwick LLP as its independent auditors and that Arthur Andersen LLP has been retained as the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                             MGC COMMUNICATIONS

Date:  May 12, 1998                          /s/ Maurice J. Gallagher, Jr.
                                             -----------------------------
                                             Maurice J. Gallagher, Jr.
                                             Chairman of the Board



Date:  May 12, 1998                          /s/ Linda M. Sunbury
                                             -----------------------------
                                             Linda M. Sunbury
                                             Vice President-Administration
                                             Chief Financial Officer