Form 10-Q
period 1998-06-30
MGC COMMUNICATIONS INC
filed 1998-08-14
CIK 1047960

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the Quarterly Period Ended June 30, 1998


                        Commission file number 0-24059


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


         The number of shares outstanding of the issuer's common stock, as of August 14, 1998:


         Common stock ($.001 par value) .... 17,154,319 shares outstanding

                            MGC COMMUNICATIONS, INC.


                                      INDEX

                                                                        Page No.

PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Statements of Operations -- Three months ended
         June 30, 1998 and 1997 (Unaudited); Six months ended
         June 30, 1998 and 1997 (Unaudited)                                 3

        Consolidated Balance Sheets -- June 30, 1998 (Unaudited) and
         December 31, 1997                                                  4

        Consolidated Statements of Redeemable Preferred Stock and
         Stockholders' Equity for the period from January 1, 1997
         to June 30, 1998                                                   5

        Consolidated Statements of Cash Flows -- Six months ended
         June 30, 1998 and 1997 (Unaudited)                                 6

        Condensed Notes to Unaudited Interim Consolidated
         Financial Statements                                               7


Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             12


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                  17

Item 2. Changes in Securities and Use of Proceeds                          17

Item 4. Submission of Matters to a Vote of Security Holders                18

Item 6. Exhibits and Reports on Form 8-K                                   18


SIGNATURES                                                                 19

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            MGC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)


                                                           Three Months Ended                Six Months Ended
                                                               June 30,                           June 30,
                                                         1998             1997             1998             1997
                                                     ------------     ------------     ------------     ------------
Telecommunications services:
     Operating revenues                              $      4,018     $        652     $      6,864     $        864

Operating expenses:
     Cost of operating revenues                             3,415              821            5,786            1,360
     Selling, general and administrative                    3,325            1,271            5,887            2,154
     Depreciation and amortization                          1,123              257            1,990              417
                                                     ------------     ------------     ------------     ------------
                                                            7,863              989           13,663            2,571
                                                     ------------     ------------     ------------     ------------
          Loss from operations                             (3,845)          (1,697)          (6,799)          (3,067)
Other income (expense):
     Interest income                                        2,296              143            4,465              271
     Interest expense(net of amounts capitalized)          (5,363)              --          (10,868)              --
                                                     ------------     ------------     ------------     ------------
          Net loss                                         (6,912)          (1,554)         (13,202)          (2,796)
                                                     ============     ============     ============     ============

Basic and diluted loss per share of
    common stock                                     $       (.52)    $       (.18)    $      (1.18)    $       (.34)
                                                     ============     ============     ============     ============

Basic and diluted weighted average
    shares outstanding                                 13,377,938        8,479,630       11,147,502        8,280,330
                                                     ============     ============     ============     ============

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998          1997
                                                               ---------     ---------
                                      ASSETS                  (UNAUDITED)
Current assets:
  Cash and cash equivalents ...............................    $  42,273     $  45,054
  Investments held to maturity ............................       23,384         7,797
  Restricted investments ..................................       19,121        18,482
  Amounts receivable for shares issued ....................           66            --
  Trade accounts receivable, less allowance for doubtful
     accounts of $327 and $216 ............................        4,407         1,200
  Prepaid expenses ........................................          404           277
                                                               ---------     ---------
          Total current assets ............................       89,655        72,810
Property and equipment, net ...............................       58,443        24,617
Investments held to maturity ..............................       75,935        49,913
Restricted investments ....................................       29,410        39,092
Deferred financing costs, net of amortization of $644 and
  $198 ....................................................        5,135         5,448
Other assets ..............................................          105            97
                                                               ---------     ---------
          Total assets ....................................    $ 258,683     $ 191,977
                                                               =========     =========
                        LIABILITIES, REDEEMABLE PREFERRED
                         STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ....................    $     321     $     381
  Accounts payable:
     Trade ................................................        2,442           462
     Property and equipment ...............................       10,340         3,123
  Accrued interest ........................................        5,200         5,328
  Accrued other expenses ..................................        2,525           786
                                                               ---------     ---------
          Total current liabilities .......................       20,828        10,080
Senior Secured Notes, net of unamortized discount of $3,594
  and $3,882 ..............................................      156,406       156,118
Other long-term debt ......................................           88           138
                                                               ---------     ---------
          Total liabilities ...............................      177,322       166,336
                                                               ---------     ---------
Commitments and contingencies
Redeemable preferred stock:
  8% Series A convertible preferred stock, 6,571,450 shares
     authorized, 0 and 5,148,570 issued and outstanding ...           --        16,665
Stockholders' equity:
  Preferred stock, 43,428,550 shares authorized but
     unissued .............................................           --            --
  Common stock, $0.001 par value, 60,000,000 shares
     authorized, 17,153,479 and 8,799,600 shares issued and
     outstanding ..........................................           17             9
  Additional paid-in capital ..............................      109,047        22,118
  Accumulated deficit .....................................      (25,530)      (12,463)
                                                               ---------     ---------
                                                                  83,534         9,664
  Notes receivable from stockholders for issuance of common
     stock ................................................       (2,173)         (688)
                                                               ---------     ---------
          Total stockholders' equity ......................       81,361         8,976
                                                               ---------     ---------
          Total liabilities, redeemable preferred stock and
            stockholders' equity ..........................    $ 258,683     $ 191,977
                                                               =========     =========

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                            NOTES
                                                                                                          RECEIVABLE
                                                                                                            FROM
                                         REDEEMABLE                                                      STOCKHOLDERS
                                      PREFERRED STOCK         COMMON STOCK      ADDITIONAL                   FOR          TOTAL
                                    ---------------------   -----------------    PAID-IN    ACCUMULATED   ISSUANCE OF  STOCKHOLDERS'
                                      SHARES      AMOUNT      SHARES    AMOUNT   CAPITAL      DEFICIT    COMMON STOCK     EQUITY
                                    ----------   --------   ----------    ---    --------    --------       -------      --------
BALANCE AT DECEMBER 31, 1996 .....          --   $     --    7,176,000    $ 7    $ 12,276    $ (1,491)      $    --      $ 10,792
Common stock issued for cash .....          --         --    1,458,600      2       4,860          --            --         4,862
Common stock issued for notes
  receivable .....................          --         --      165,000     --         688          --          (688)           --
Proceeds from offering allocated
  to warrants ....................          --         --           --     --       3,885          --            --         3,885
Warrants issued for common stock
  commitment .....................          --         --           --     --         409          --            --           409
Net loss .........................          --         --           --     --          --     (10,836)           --       (10,836)
8% Series A Convertible Preferred
  Stock issued for cash ..........   5,148,570     16,665           --     --          --          --            --            --
Accrued preferred stock
  dividend .......................          --         --           --     --          --        (136)           --          (136)
                                    ----------   --------   ----------    ---    --------    --------       -------      --------
BALANCE AT DECEMBER 31, 1997 .....   5,148,570     16,665    8,799,600      9      22,118     (12,463)         (688)        8,976
Common stock issued for cash .....          --         --       99,840     --         772          --            --           772
Common stock issued for notes
  receivable .....................          --         --      189,000     --       1,485          --        (1,485)           --
Warrants and options exercised
  for common stock ...............          --         --       97,200     --          13          --            --            13
8% Series A Convertible Preferred
  Stock issued for cash ..........   1,422,857      4,980           --     --          --          --            --            --
Accrued preferred stock dividend .          --         --           --     --          --        (654)           --          (654)
Common stock issued for cash (IPO)          --         --    4,025,000      4      63,017          --            --        63,021
Conversion of preferred stock to
   common stock ..................  (6,571,427)   (21,645)   3,942,839      4      21,642         789            --        22,435
Net loss .........................          --         --           --     --          --     (13,202)           --       (13,202)
                                    ----------   --------   ----------    ---    --------    --------       -------      --------
BALANCE AT JUNE 30, 1998
(UNAUDITED) ......................          --   $     --   17,153,479    $17    $109,047    $(25,530)      $(2,173)     $ 81,361
                                    ==========   ========   ==========    ===    ========    ========       =======      ========

                  See accompanying condensed notes to unaudited
                   interim consolidated financial statements.

                            MGC COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                             1998        1997
                                                           --------     -------
Cash flows from operating activities:
  Net loss ............................................    $(13,202)    $(2,796)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization .....................       1,990         417
    Amortization of debt discount .....................         288          --
    Amortization of deferred debt financing costs .....         446          --
    Changes in assets and liabilities:
       Increase in accounts receivable, net ...........      (3,273)       (423)
       Increase in prepaid expenses ...................        (127)        (16)
       Increase in other assets .......................          (8)        (26)
       Increase in accounts payable -- trade ..........       1,980         712
       Increase in accrued expenses ...................       1,747         196
                                                           --------     -------
         Net cash used in operating activities ........     (10,159)     (1,936)
                                                           --------     -------
Cash flows from investing activities:
  Purchase of property and equipment, net of
    payables ..........................................     (28,599)     (3,597)
  Purchase of investments held to maturity ............     (41,609)         --
  Sale of restricted investments ......................       9,043          --
                                                           --------     -------
         Net cash used in investing activities ........     (61,165)     (3,597)
                                                           --------     -------
Cash flows from financing activities:
  Costs associated with issuance of Senior Secured
    Notes and warrants ................................        (133)         --
  Proceeds from issuance of 8% Series A convertible
    preferred stock, net of issuance costs ............       4,980          --
  Payments on other long term debt ....................        (110)         --
  Proceeds from issuance of common stock during
    1996 ..............................................          --       1,153
  Proceeds from issuance of common stock during
    1997 ..............................................          --       4,343
  Proceeds from issuance of common stock during
    1998 ..............................................         785          --
  Proceeds from issuance of common stock (IPO) ........      63,021          --
                                                           --------     -------
         Net cash provided by financing activities ....      68,543       5,496
                                                           --------     -------
         Net decrease in cash .........................      (2,781)        (37)
Cash and cash equivalents at beginning of period ......      45,054       7,897
                                                           --------     -------
Cash and cash equivalents at the end of period ........    $ 42,273     $ 7,860
                                                           ========     =======
Supplemental schedule of non-cash investing and
  financing activities:
  Increase in property and equipment purchases
    included in accounts payable -- property and
    equipment .........................................    $  7,217     $   372
                                                           ========     =======
  Stock issued for notes receivable ...................    $  1,485     $    --
                                                           ========     =======
Other disclosures:
  Cash paid for interest net of amounts
    capitalized .......................................    $ 10,996     $    --
                                                           ========     =======

                  See accompanying condensed notes to unaudited
                   interim consolidated financial statements.

                            MGC COMMUNICATIONS, INC.
     Condensed Notes to Unaudited Interim Consolidated Financial Statements

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of MGC Communications, Inc. (the "Company"), a Nevada corporation, include the accounts of the Company and its wholly-owned subsidiary, MGC Lease Corporation. All significant inter-company balances and transactions have been eliminated.

         These consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission.

         The balance sheet at December 31, 1997 was derived from the audited financial statements, but does not include all disclosures required under generally accepted accounting principles.

(2) PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                       JUNE 30,     DECEMBER 31,
                                                         1998          1997
                                                       --------      --------
                                                      (UNAUDITED)

Building and property ..........................       $    258      $    278
Switching equipment ............................         25,830        21,621
Leasehold improvements .........................          1,025           956
Computer hardware and software .................          1,598         1,404
Office equipment and vehicles ..................            516           300
                                                       --------      --------
                                                         29,227        24,559
Less accumulated depreciation and
  amortization .................................         (3,308)       (1,317)
                                                       --------      --------
                                                         25,919        23,242
Switching equipment under construction .........         32,524         1,375
                                                       --------      --------
          Net property and equipment ...........       $ 58,443      $ 24,617
                                                       ========      ========

(3) DEBT

     Long-term borrowings at December 31, 1997 consist of the following:

                                                                  (IN THOUSANDS)

13% Senior Secured Notes, due October 1, 2004, net of
  unamortized discount of $3,882 ...............................     $ 156,118
10% note payable in monthly installments through February
  1999 .........................................................           441
Other ..........................................................            78
                                                                     ---------
                                                                       156,637
Less current portion ...........................................          (381)
                                                                     ---------
                                                                     $ 156,256
                                                                     =========

         Maturities of long-term debt for each of the next five years ending December 31, consist of the following:

                                                                 (IN THOUSANDS)
1998 ...................................................            $    381
1999 ...................................................                 117
2000 ...................................................                  21
2001 ...................................................                  --
2002 and thereafter ....................................             156,118
                                                                    --------
                                                                    $156,637
                                                                    ========

         In September 1997, the Company completed an offering for 160,000 units consisting of $160 million of 13% Senior Secured Notes due in 2004 and warrants to purchase 774,720 shares of common stock (collectively the "Note Offering").

         The Notes bear interest at the rate of 13% per annum, payable semi-annually in arrears on April 1 and October 1, commencing April 1, 1998. As set forth in the Indenture pursuant to which the Notes were issued, the Company is required to hold in a trust account sufficient funds to provide for payment in full of interest on the Notes through October 1, 2000. The accompanying financial statements as of December 31, 1997 reflect approximately $57.6 million as restricted investments as security for the interest payments on the Notes. In addition, the Notes are secured by a security interest in certain telecommunications equipment owned by the Company or which may be acquired in the future. As of December 31, 1997, the Notes were secured by a security interest in telecommunications equipment with a net book value of $11.1 million and restricted investments of $57.6 million (at fair market value).

         In conjunction with the Note Offering, the Company engaged an investment banking firm which determined a value for each warrant and share of common stock. Consistent with this determination, the Company has allocated a portion of the Note Offering proceeds to the warrants based on a value of $4.68 per share of common stock less the exercise price of $.02 per share for the warrant.

         The warrants are exercisable at any time on or after the earlier to occur of (i) October 1, 1998, or (ii) the date on which a change in control occurs. The agreement pursuant to which the warrants were issued required an anti-dilution adjustment for stock issued through December 31, 1997 if the preferred stock offering was consummated at a price less than $5.00 per share. As further discussed in Note 4, the Company completed the preferred stock offering for $3.50 per share. Accordingly, the warrants issued in connection with the Note Offering were increased from 774,200 to 862,923 and have been reflected in the accompanying financial statements as of December 31, 1997. Expenses allocated to the warrants in connection with the Note Offering were $141,000. The warrants expire on October 1, 2004.

         In conjunction with the Note Offering, certain persons deposited an aggregate of $15.0 million in escrow (the Common Stock Commitment), which funds were to have been applied to the purchase of shares of common stock in the event the Company failed to sell at least $15.0 million of preferred stock within a certain period of time. Since sufficient preferred stock was issued within the time period, the investors received a return of their funds contributed to escrow. As a commitment fee for the Common Stock Commitment, the Company issued to all such persons contributing to the escrow funds warrants to purchase an aggregate of 90,000 shares of common stock at $.02 per share.

         The Company has recorded the commitment fee as non-cash consideration in connection with the Note Offering. The value of the warrants issued as a commitment fee was determined based on a value of the Company's common stock at $4.68 per share less the exercise price of $.02 per share for the warrant. All such warrants were exercised in January and February 1998.

         The Notes may be redeemed at the option of the Company, in whole or in part, on or after October 1, 2001, at a premium declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

                  YEAR                              PERCENTAGE
                  ----                              ----------
                  2001...........................     106.50
                  2002...........................     103.25
                  2003 and thereafter............     100.00

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

         In conjunction with the Note Offering, the authorized capital stock of the Company was increased to 60,000,000 shares of common stock, $.001 par value per share, and 50,000,000 shares of preferred stock, $.001 par value per share.

         In January 1998, the Company filed a registration statement offering to exchange the Notes for 13% Series B Senior Secured Notes Due 2004 under the Securities Act of 1933, as amended. Terms of the 13% Series B Senior Secured Notes due 2004 are substantially the same as the Notes. The exchange was consummated in March 1998.

         Associated with the issuance of the Notes, expenses of $68,000 were paid to a related party for charter services.

(4) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

COMMON STOCK

         In June 1997, the Company approved agreements with two key members of management granting them rights to purchase a total of 150,000 shares at $3.33 per share and 165,000 shares at $4.17 per share. In both cases, the Company retains the right to repurchase these shares at their cost in the event of termination of employment for any reason for a specified period and agreed to finance the purchase price of the shares purchased at $4.17 per share over a period of three years. During September 1997, the members of management exercised their rights and the respective aforementioned shares were issued. The Company received $500,000 for the 150,000 shares issued at $3.33 per share. The $688,000 owed to the Company for the 165,000 shares issued at $4.17 per share has been classified in the accompanying statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

         During the three months ended March 31, 1998, the Company issued 99,840 shares of $.001 par value common stock at prices ranging from $5.83 to $8.33 per share, for total proceeds to the Company of $772,000.

         During the three months ended March 31, 1998, the Company approved agreements with 11 key members of management to purchase a total of 255,000 shares of common stock. The purchase price of these shares ranged from $5.83 to

$8.33 per share. The $1,485,000 owed to the Company is classified in the accompanying statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

         During the three months ended June 30, 1998, the Company sold 4,025,000 shares of common stock at $17.00 per share pursuant to the registration statement filed on Form S-1, which was declared effective by the Securities and Exchange Commission on May 11, 1998. In connection with the initial public offering of the Company's common stock, the Company effected a six for ten reverse stock split, which has been reflected in the accompanying financial statements. In addition to the reverse stock split, the Company's 6,571,427 outstanding shares of Preferred Stock (as defined below) were converted to 3,942,839 shares of the Company's common stock upon the completion of the initial public offering. The conversion of the Preferred Stock has been reflected in the accompanying financial statements.

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

         Each share of Preferred Stock was automatically converted into common stock on a six for ten basis upon the consummation of the Company's IPO. In accordance with the terms of the Preferred Stock, the accrued dividends were reversed at the time of conversion.

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

         Future minimum lease obligations in effect as of December 31, 1997 are as follows (in thousands):

Payments during the year ending December 31:
1998 ...........................................................          $  679
1999 ...........................................................             643
2000 ...........................................................             660
2001 ...........................................................             633
2002 ...........................................................             617
Thereafter .....................................................             478
                                                                          ------
                                                                          $3,710
                                                                          ======

         Rent expense was $207,000 for the year ended December 31, 1997.

PURCHASE COMMITMENTS

         In the ordinary course of business, the Company enters into purchase agreements with its vendors of telecommunications equipment. In May 1997, the Company signed an agreement to purchase 20 Northern Telecom DMS-500 switches and related Access Nodes from its primary vendor. As of December 31, 1997, the Company had a total for all vendors of approximately $37.4 million of remaining purchase commitments for purchases of switching and other telecommunications equipment.

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

(6) RISKS AND UNCERTAINTIES

         Certain rates in the interconnection agreements have been established by the Federal Communications Commission (FCC) and are subject to adjustment upon final negotiations. The Company has recorded costs of sales related to the Sprint (Nevada) interconnection agreement at amounts that are management's best estimates of the probable outcome of the final negotiated rates, which are less than the FCC established rates. The difference, which totals approximately $1.1 million at December 31, 1997, has not been recorded in the accompanying financial statements. Management believes that the resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

(7) SUBSEQUENT EVENT

         On July 30, 1998, the Company filed a registration statement on Form S-8 to register 2,392,740 shares of the Company's common stock under the MGC Communications, Inc. Stock Option Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         MGC began providing competitive local exchange services to small business and residential users in December 1996, and in February 1998, began offering long distance services in its existing markets. MGC's network strategy consists of purchasing and deploying switching equipment, collocating equipment in ILECs' central offices and leasing fiber optic transmission capacity from ILECs and other providers of communications transport services. Currently, the Company has switches fully operational in Las Vegas and in selected suburban areas of Atlanta and Los Angeles.

         The Company's 1997 revenues were primarily generated from local phone service, switched access billings and non-recurring charges, principally installation charges. In 1998 long distance services also contributed to the Company's revenue base.

         The Company's principal operating expenses consist of cost of operating revenues, selling, general and administrative costs and depreciation. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, compensation expenses of technical personnel, long distance expenses and central office facility rentals. Selling, general and administrative expenses consist primarily of compensation expenses, advertising, provision for bad debts, professional fees and facility rentals. Depreciation and amortization expense includes depreciation on switching equipment as well as general property and equipment.

         As the Company expands into new markets, both cost of operating revenues and selling, general and administrative costs are expected to increase as many of the fixed costs of providing service in new markets are incurred before significant revenue can be expected from those markets. In addition, significant levels of marketing activity are anticipated in new markets in order for the Company to build its initial base of customers.

         The development and expansion of the Company's business will require significant capital expenditures primarily consisting of the purchase of communications switching and associated equipment, the purchase of land for switching sites and the construction of buildings or leasehold improvements to switching facilities. As part of its network strategy, the Company has decided to purchase and install Nortel DMS 500 switches in each of its target markets. The Company believes this strategy, while initially increasing its level of capital expenditures and operating losses, will enhance its long-term financial performance.

         The Company has experienced operating losses and generated negative EBITDA since inception and expects to continue to generate negative EBITDA through the next year while it installs and expands its networks and develops its business. There can be no assurance the Company's revenue or customer base will grow or that the Company will be able to achieve or sustain positive EBITDA.

RESULTS OF OPERATIONS

QUARTERLY COMPARISON - JUNE 30, 1998 VS. MARCH 31, 1998

         Total operating revenues increased to $4.0 million for the quarter ended June 30, 1998 as compared to $2.8 million for the quarter ended March 31,1998. The 41% increase is a result of the increase in the number of lines in service during the second quarter and the Company's first full quarter of long distance service revenue. The Company had 26,677 lines in service at the end of the second quarter as compared to 20,924 lines in service at the end of the first quarter.

         Cost of operating revenues for the quarter ended June 30, 1998 was $3.4 million as compared to $2.4 million for the quarter ended March 31, 1998. The quarterly increase is due to the increased number of lines in service during the second quarter, network expenses associated with the first full quarter of long distance service, and installation and operational expenses associated with the expansion of the Company's network.

         For the quarter ended June 30, 1998, selling, general and administrative expenses totaled $3.3 million, a 30% increase over the $2.6 million for the quarter ended March 31, 1998. These expenses were incurred in connection with the marketing of the Company's services, delivery of customer service and to support the Company's continued network expansion.

         For the quarter ended June 30, 1998, depreciation and amortization was $1.1 million as compared to $0.9 million for the quarter ended March 31, 1998. This increase is a result of placing additional assets in service during the second quarter 1998 in accordance with the planned build-out of the Company's network.

         Interest expense for the second quarter 1998 totaled $5.4 million as compared to $5.5 million for the first quarter 1998. Interest expense is primarily attributable to the Senior Secured Notes issued by the Company in September 1997.

         Interest income was $2.3 million in the second quarter 1998 and $2.2 million in the first quarter 1998. The income is attributable to earnings on investments made with the proceeds from the issuance of Senior Secured Notes in September 1997 and with the proceeds from the sale of the Company's common and Preferred Stock.

         The Company incurred net losses of $6.9 million and $6.3 million during the second quarter 1998 and the first quarter 1998, respectively.

QUARTERLY COMPARISON -- JUNE 30, 1998 VS. JUNE 30, 1997

         Total operating revenues for the quarter ended June 30, 1998 were $4.0 million as compared to $0.7 million for the quarter ended June 30, 1997. The increase from the second quarter 1997 to the second quarter 1998 is a result of the addition of two markets to the Company's operating territory, an increased number of lines in service and the introduction of long distance service in early 1998. The Company conducted business in Las Vegas and selected suburban areas of Atlanta and Los Angeles during the second quarter 1998 as compared to Las Vegas only during second quarter 1997. The Company had 26,677 lines in service at the end of second quarter 1998 as compared to 9,002 lines in service at the end of the second quarter 1997.

         Cost of operating revenues for the quarter ended June 30, 1998 was $3.4 million as compared to $0.8 million for the quarter ended June 30, 1997. The increase is due to the increased number of lines in service during the second quarter 1998, network expenses associated with the first full quarter of long distance service, and installation and operational expenses associated with the expansion of the Company's network.

         For the quarter ended June 30, 1998, selling, general and administrative expenses totaled $3.3 million as compared to $1.3 million for the quarter ended June 30, 1997. These expenses were incurred in connection with the marketing of the Company's services, delivery of customer service and to support the Company's continued network expansion.

        For the quarter ended June 30, 1998, depreciation and amortization was $1.1 million as compared to $0.3 million for the quarter ended June 30, 1997. This increase is a result of placing additional assets in service during the twelve-month period in accordance with the Company's planned build-out of its network.

         Interest expense for second quarter 1998 totaled $5.4 million as compared to no interest expense incurred during second quarter 1997. This amount is primarily attributable to interest incurred on the Senior Secured Notes issued by the Company in September 1997.

         Interest income for the quarter ended June 30, 1998 was $2.3 million as compared to $0.1 million for the quarter ended June 30, 1997. The increase is attributable to earnings on investments made with the proceeds from the issuance of Senior Secured Notes in September 1997 as well as proceeds received from the sale of the Company's common and Preferred Stock.

         The Company incurred net losses of $6.9 million and $1.6 million during the second quarter 1998 and 1997, respectively.

SIX MONTH COMPARISON - JUNE 30, 1998 VS. JUNE 30, 1997

         Total operating revenues for the six months ended June 30, 1998 were $6.9 million as compared to $0.9 million for the six months ended June 30, 1997. The increase from the first six months of 1997 to the first six months of 1998 is a result of the addition of two markets to the Company's operating territory, an increased number of lines in service and the introduction of long distance service in February 1998. The Company conducted business in Las Vegas and selected suburban areas of Atlanta and Los Angeles during the first six months of 1998 as compared to Las Vegas only during the first six months of 1997. The Company had 26,677 lines in service as of June 30, 1998 as compared to 9,002 lines in service as of June 30, 1997.

         Cost of operating revenues for the six months ended June 30, 1998 was $5.8 million as compared to $1.4 million for the six months ended June 30, 1997. The increase is due to the increased number of lines in service during the period, network expenses associated with the addition of long distance service, and installation and operational expenses associated with the expansion of the Company's network.

         For the six months ended June 30, 1998, selling, general and administrative expenses totaled $5.9 million as compared to $2.2 million for the six months ended June 30, 1997. These expenses were incurred in connection with the marketing of the Company's services, delivery of customer service and to support the Company's continued network expansion.

         For the six months ended June 30, 1998, depreciation and amortization was $2.0 million as compared to $0.4 million for the six months ended June 30, 1997. This increase is a result of placing additional assets in service during the period in accordance with the Company's planned build-out of its network.

         Interest expense for the six months ended June 30, 1998 totaled $10.9 million as compared to no interest expense incurred for the six months ended June 30, 1997. This amount is primarily attributable to interest incurred on the Senior Secured Notes issued by the Company in September 1997.

         Interest income for the six months ended June 30, 1998 was $4.5 million as compared to $0.3 million for the six months ended June 30, 1997. The increase is attributable to earnings on investments made with the proceeds from the issuance of Senior Secured Notes in September 1997 as well as proceeds from the sale of the Company's common and Preferred Stock.

         The Company incurred net losses of $13.2 million and $2.8 million during the six months ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations have required substantial capital investment for the purchase of telecommunications equipment and the development and installation of the Company's network. Capital expenditures for the quarter ended June 30, 1998 were $25.1 million. The Company expects it will continue to have substantial capital requirements in connection with the purchase of switches necessary for expansion of local exchange services, the provisioning of long distance services, and the development of new markets. Management expects capital expenditures of $85 million for fiscal year 1998.

         The Company has funded a substantial portion of these expenditures through the private sales of debt and equity securities as well as through its initial public offering of common stock.

         From its inception through June 30, 1998, the Company raised approximately $17.9 million from private sales of Common Stock.

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

         In November 1997 and January 1998, the Company issued an aggregate of 6,571,427 shares of Series A Convertible Preferred Stock at $3.50 per share for net proceeds of $21.6 million. In May 1998, the shares of Series A Convertible Preferred Stock were converted into 3,942,856 shares of common stock simultaneously with the Company's initial public offering which is discussed below.

         The Company's Registration Statement on Form S-1 relating to the sale of common stock was declared effective by the Securities and Exchange Commission on May 11, 1998. A total of 4,025,000 shares were sold resulting in net proceeds to the Company of $63.0 million. In connection with the initial public offering of the Company's common stock, the Company effected a six for ten reverse stock split. In addition to the stock split, the Company's outstanding shares of Preferred Stock were converted into common stock.

         The substantial capital investment required to initiate the Company's services and the funding of the Company's initial operations has resulted in negative cash flow from operations since the Company's inception. This negative cash flow from operations is a result of the need to establish the Company's switch-based network in anticipation of connecting revenue-generating customers. The Company expects to continue to produce negative cash flow from operations through the year 1999 due to expansion activities associated with the development of the Company's markets. There can be no assurance the Company will attain break-even cash flow from operations in subsequent periods. Until sufficient cash flow from operations is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities. Based upon its current business plan, the Company does not expect to require additional financing; however, there can be no assurance the Company will not require additional financing, or as to the availability or the terms upon which such financing might be available. Moreover, the indenture governing the Senior Secured Notes imposes certain restrictions upon the Company's ability to incur additional indebtedness or issue Preferred Stock.

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

FORWARD LOOKING STATEMENTS

         The statements that are contained in this report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements (cautionary statements), such as the Company's ability to fund its business plan and to achieve positive cash flow in the future, statements regarding the development of the Company's business, the Company's anticipated capital expenditures, the effect of regulatory reform and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its services to current and new customers, generate customer demand for its services in the particular markets where it plans to market services, access markets, obtain suitable locations for its switches, install switches, negotiate suitable interconnection agreements with the ILECs in its targeted markets, obtain an acceptable level of cooperation from the ILECs, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could materially affect the Company's future results. Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements is contained in the Company's Form 10-K for the year December 31, 1997. All forward-looking statements made in connection with this report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company has filed various complaints against incumbent local exchange carriers (ILECs) in order to seek to enforce their compliance with regulations requiring their cooperation with the provision of service by the Company. These complaints have been filed against Sprint Corporation in February and June 1998 before the Nevada Public Utilities Commission, Ameritech in March 1998 before the Illinois Commerce Commission, BellSouth Telecommunications Inc. in June 1998 before the Georgia Public Service Commission and GTE Corporation in July 1998 before the California Public Utilities Commission.

         The Company is also currently participating in costing dockets before the Nevada Public Utilities Commission and California Public Utilities Commission under which there will be established the amount payable by the Company for its unbundled network elements ("UNEs"). Although rates for UNEs are subject to change from time to time, the establishment of rates by the respective public utilities commissions could have a material effect on the Company's cost of revenues.

         From time to time, the Company is engaged in other litigation and governmental proceedings in the ordinary course of its business. The Company does not believe that any such pending litigation or governmental proceedings will have a material adverse effect on its results of operation or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company's Registration Statement No. 333-49085 was declared effective on May 11, 1998, which was the offering date of Common Stock thereunder. The offering of Common Stock thereunder has been completed. The managing underwriters of the offering were Bear, Stearns & Co. Inc. and Furman Selz. In the offering, 4,025,000 shares of the Company's Common Stock, $.001 par value per share, were registered and sold on behalf of the Company at $17.00 per share. The aggregate amount of Common Stock registered and sold was $68,425,000. No shares were registered on behalf of any selling stockholder. During the period from May 11, 1998 until June 30, 1998, the Company paid $4,789,750 in underwriting discounts and commissions and other offering expenses of $600,000 (estimated) for total offering expenses of $5,389,750 (estimated), resulting in net offering proceeds to the Company of $63,035,250 (estimated). None of the amounts paid for offering expenses were paid directly or indirectly to officers, Directors, 10% or greater stockholders or other affiliates of the Company.

         During the period from May 11, 1998 until June 30, 1998, the net offering proceeds were invested in government securities and money market funds. None of such amounts were paid directly or indirectly to officers, Directors, 10% or greater stockholders or other affiliates of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on Friday, April 3, 1998. At the meeting, Timothy P. Flynn, Maurice J. Gallagher, Jr., Jack Hancock, David Kronfeld, Nield J. Montgomery and Thomas Neustaetter were elected to serve as the Company's Board of Directors for the ensuing year. Each director received the vote of all 16,344,798 shares of stock represented at the meeting. At the meeting, the Stockholders also approved an amendment of the Company's Stock Option Plan to increase the number of shares issuable under such Plan from 1,440,000 to 2,640,000 shares (which numbers reflect the six for ten reverse split effected in May 1998) by the vote of 16,344,798 shares for, with no shares voting against or abstaining. The vote totals reported above do not reflect the six for ten reverse stock split subsequently effected in May 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K.

                  27-Financial Data Schedule

(b) No reports on Form 8-K were filed during the second quarter 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                       MGC COMMUNICATIONS, INC.

Date: August 14, 1998                  /s/ Maurice J. Gallagher, Jr.
                                       -----------------------------
                                       Maurice J. Gallagher, Jr.
                                       Chairman of the Board



Date: August 14, 1998                  /s/ Linda M. Sunbury
                                       -----------------------------
                                       Linda M. Sunbury
                                       Vice President
                                       Chief Financial Officer