Form 10-Q
period 1998-09-30
MGC COMMUNICATIONS INC
filed 1998-11-13
CIK 1047960

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 For the Quarterly Period Ended September 30, 1998


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


            YES [X]                                          NO [ ]


                The number of shares outstanding of the issuer's
                     common stock, as of November 13, 1998:


        Common stock ($.001 par value) .... 17,154,319 shares outstanding

                            MGC COMMUNICATIONS, INC.


                                     INDEX

                                                                          Page No.
PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Statements of Operations -- Three months ended
         September 30, 1998 and 1997 (Unaudited); Nine months ended
         September 30, 1998 and 1997 (Unaudited)                                 3

        Consolidated Balance Sheets -- September 30, 1998 (Unaudited)
         and December 31, 1997                                                   4

        Consolidated Statements of Redeemable Preferred Stock and
         Stockholders' Equity for the period from January 1, 1997
         to September 30, 1998                                                   5

        Consolidated Statements of Cash Flows -- Nine months ended
         September 30, 1998 and 1997 (Unaudited)                                 6

        Condensed Notes to Unaudited Interim Consolidated
         Financial Statements                                                    7


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              12


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                       17

Item 2. Changes in Securities and Use of Proceeds                               17

Item 6. Exhibits and Reports on Form 8-K                                        18


SIGNATURES                                                                      19

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            MGC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)

                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                          September 30,
                                                                  -------------                          -------------
                                                            1998                1997               1998                1997
                                                        ------------        -----------        ------------        -----------
Telecommunications services:
     Operating revenues                                 $      4,908        $     1,060        $     11,772        $     1,924

Operating expenses:
     Cost of operating revenues                                4,789              1,152              10,575              2,512
     Selling, general and administrative                       5,364              1,799              11,250              3,954
     Depreciation and amortization                             1,158                402               3,149                818
                                                        ------------        -----------        ------------        -----------
                                                              11,311              3,353              24,974              7,284
                                                        ------------        -----------        ------------        -----------
          Loss from operations                                (6,403)            (2,293)            (13,202)            (5,360)
Other income (expense):
     Interest income                                           2,524                 67               6,989                338
     Interest expense(net of amounts capitalized)             (5,213)              (116)            (16,080)              (117)
                                                        ------------        -----------        ------------        -----------
          Net loss                                            (9,092)            (2,342)            (22,293)            (5,139)
                                                        ============        ===========        ============        ===========

Basic and diluted loss per share of
    common stock                                        $       (.53)       $      (.28)       $      (1.69)       $      (.62)
                                                        ============        ===========        ============        ===========

Basic and diluted weighted average
    shares outstanding                                    17,154,034          8,488,024          13,171,681          8,350,322
                                                        ============        ===========        ============        ===========

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1998             1997
                                                                -------------    ------------
                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................    $  11,420        $  45,054
  Investments held to maturity ...............................       25,958            7,797
  Restricted investments .....................................       29,602           18,482
  Amounts receivable for shares issued .......................          110               --
  Trade accounts receivable, less allowance for doubtful
     accounts of $268 and $216 ...............................        3,621            1,200
  Prepaid expenses ...........................................          230              277
                                                                  ---------        ---------
          Total current assets ...............................       70,941           72,810
Property and equipment, net ..................................       88,604           24,617
Investments held to maturity .................................       74,374           49,913
Restricted investments .......................................       19,617           39,092
Deferred financing costs, net of amortization of $856 and
  $198 .......................................................        4,923            5,448
Other assets .................................................          137               97
                                                                  ---------        ---------
          Total assets .......................................    $ 258,596        $ 191,977
                                                                  =========        =========
                        LIABILITIES, REDEEMABLE PREFERRED
                         STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .......................    $     234        $     381
  Accounts payable:
     Trade ...................................................        3,324              462
     Property and equipment ..................................       11,578            3,123
  Accrued interest ...........................................       10,400            5,328
  Accrued other expenses .....................................        4,222              786
                                                                  ---------        ---------
          Total current liabilities ..........................       29,758           10,080
Senior Secured Notes, net of unamortized discount of $3,451
  and $3,882 .................................................      156,549          156,118
Other long-term debt .........................................           75              138
                                                                  ---------        ---------
          Total liabilities ..................................      186,382          166,336
                                                                  ---------        ---------

Commitments and contingencies
Redeemable preferred stock:
  8% Series A convertible preferred stock, 6,571,450 shares
     authorized, 0 and 5,148,570 issued and outstanding ......           --           16,665
Stockholders' equity:
  Preferred stock, 50,000,000 shares authorized and
     50,000,000 and 43,428,550 unissued ......................           --               --
  Common stock, $0.001 par value, 60,000,000 shares
     authorized, 17,154,319 and 8,799,600 shares issued and
     outstanding .............................................           17                9
  Additional paid-in capital .................................      108,990           22,118
  Accumulated deficit ........................................      (34,620)         (12,463)
                                                                  ---------        ---------
                                                                     74,387            9,664
  Notes receivable from stockholders for issuance of common
     stock ...................................................       (2,173)            (688)
                                                                  ---------        ---------
          Total stockholders' equity .........................       72,214            8,976
                                                                  ---------        ---------
          Total liabilities, redeemable preferred stock and
            stockholders' equity .............................    $ 258,596        $ 191,977
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

                            MGC COMMUNICATIONS, INC.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                           REDEEMABLE
                                        PREFERRED STOCK            COMMON STOCK          ADDITIONAL
                                    -----------------------    ----------------------      PAID-IN     ACCUMULATED
                                      SHARES       AMOUNT        SHARES     AMOUNT         CAPITAL       DEFICIT
                                    ----------   ----------    ----------  ----------    ----------    -----------
BALANCE AT DECEMBER 31, 1996 .....          --       $   --     7,176,000  $        7    $   12,276    $   (1,491)
Common stock issued for cash .....          --           --     1,458,600           2         4,860            --
Common stock issued for notes
  receivable .....................          --           --       165,000          --           688            --
Proceeds from offering allocated
  to warrants ....................          --           --            --          --         3,885            --
Warrants issued for common stock
  commitment .....................          --           --            --          --           409            --
Net loss .........................          --           --            --          --            --       (10,836)
8% Series A Convertible Preferred
  Stock issued for cash ..........   5,148,570       16,665            --          --            --            --
Accrued preferred stock
  dividend .......................          --           --            --          --            --          (136)
                                    ----------   ----------    ----------  ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1997 .....   5,148,570       16,665     8,799,600           9        22,118       (12,463)
Common stock issued for cash .....          --           --       100,680          --           774            --
Common stock issued for notes
  receivable .....................          --           --       189,000          --         1,485            --
Warrants and options exercised
  for common stock ...............          --           --        97,200          --            13            --
8% Series A Convertible Preferred
  Stock issued for cash ..........   1,422,857        4,980            --          --            --            --
Accrued preferred stock dividend .          --           --            --          --            --          (654)
Common stock issued for cash (IPO)          --           --     4,025,000           4        62,959            --
Conversion of preferred stock to
   common stock ..................  (6,571,427)     (21,645)    3,942,839           4        21,641           790
Net loss .........................          --           --            --          --            --       (22,293)
                                    ----------   ----------    ----------  ----------    ----------    ----------
BALANCE AT SEPTEMBER 30, 1998
(UNAUDITED) ......................          --   $       --    17,154,319  $       17    $  108,990    $  (34,620)
                                    ==========   ==========    ==========  ==========    ==========    ==========

                                          NOTES
                                     RECEIVABLE FROM
                                     STOCKHOLDERS FOR     TOTAL
                                       ISSUANCE OF     STOCKHOLDERS'
                                      COMMON STOCK        EQUITY
                                      ------------     -------------
BALANCE AT DECEMBER 31, 1996 .....      $    --         $   10,792
Common stock issued for cash .....           --              4,862
Common stock issued for notes
  receivable .....................         (688)                --
Proceeds from offering allocated
  to warrants ....................           --              3,885
Warrants issued for common stock
  commitment .....................           --                409
Net loss .........................           --            (10,836)
8% Series A Convertible Preferred
  Stock issued for cash ..........           --                 --
Accrued preferred stock
  dividend .......................           --               (136)
                                     ----------         ----------
BALANCE AT DECEMBER 31, 1997 .....         (688)             8,976
Common stock issued for cash .....           --                774
Common stock issued for notes
  receivable .....................       (1,485)                --
Warrants and options exercised
  for common stock ...............           --                 13
8% Series A Convertible Preferred
  Stock issued for cash ..........           --                 --
Accrued preferred stock dividend .           --               (654)
Common stock issued for cash (IPO)           --             62,963
Conversion of preferred stock to
   common stock ..................           --             22,435
Net loss .........................           --            (22,293)
                                     ----------         ----------
BALANCE AT SEPTEMBER 30, 1998
(UNAUDITED) ......................   $   (2,173)        $   72,214
                                     ==========         ==========

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -----------------------
                                                                           1998          1997
                                                                         ---------     ---------
Cash flows from operating activities:
  Net loss ..........................................................    $ (22,293)    $  (5,139)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ...................................        3,149           818
    Amortization of debt discount ...................................          431            --
    Amortization of deferred debt financing costs ...................          658            --
    Changes in assets and liabilities:
       Increase in accounts receivable, net .........................       (2,531)       (1,128)
       Decrease/(Increase) in prepaid expenses ......................           47           (43)
       Increase in other assets .....................................          (40)          (50)
       Increase in accounts payable -- trade ........................        2,862           847
       Increase in accrued expenses .................................        8,644           356
                                                                         ---------     ---------
         Net cash used in operating activities ......................       (9,073)       (4,339)
                                                                         ---------     ---------
Cash flows from investing activities:
  Purchase of property and equipment, net of
    payables ........................................................      (58,681)      (11,413)
  Purchase of investments held to maturity ..........................      (42,622)           --
  Sale/(Purchase) of restricted investments .........................        8,355       (56,767)
                                                                         ---------     ---------
         Net cash used in investing activities ......................      (92,948)      (68,180)
                                                                         ---------     ---------
Cash flows from financing activities:
  Proceeds from the issuance of Senior Secured Notes
    and warrants ....................................................           --       160,000
  Costs associated with issuance of Senior Secured
    Notes and warrants ..............................................         (133)       (5,603)
  Proceeds from issuance of 8% Series A convertible
    preferred stock, net of issuance costs ..........................        4,980            --
  Payments on other long term debt ..................................         (210)           --
  Proceeds from issuance of common stock ............................          787         5,615
  Proceeds from issuance of common stock (IPO) ......................       62,963            --
                                                                         ---------     ---------
         Net cash provided by financing activities ..................       68,387       160,012
                                                                         ---------     ---------
         Net (decrease)/increase in cash ............................      (33,634)       87,493
Cash and cash equivalents at beginning of period ....................       45,054         7,897
                                                                         ---------     ---------
Cash and cash equivalents at the end of period ......................    $  11,420     $  95,390
                                                                         =========     =========

Supplemental schedule of non-cash investing and financing activities:
  Increase in property and equipment purchases included in
    accounts/notes payable -- property and equipment ................    $   8,455     $   4,494
                                                                         =========     =========
  Stock issued for notes receivable .................................    $   1,485     $     688
                                                                         =========     =========
  Warrants issued as consideration in debt and warrant
    offering capitalized as deferred financing costs ................    $      --     $     409
                                                                         =========     =========
Other disclosures:
  Cash paid for interest net of amounts capitalized .................    $  11,008     $      --
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

(2) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                          SEPTEMBER 30,   DECEMBER 31,
                                              1998           1997
                                          -------------   ------------
                                           (UNAUDITED)
Building and property ................      $    661        $    278
Switching equipment ..................        32,657          21,621
Leasehold improvements ...............           716             956
Computer hardware and software .......         1,835           1,404
Office equipment and vehicles ........           536             300
                                            --------        --------
                                              36,405          24,559
Less accumulated depreciation and
  amortization .......................        (4,466)         (1,317)
                                            --------        --------
                                              31,939          23,242
Switching equipment under construction        56,665           1,375
                                            --------        --------
          Net property and equipment .      $ 88,604        $ 24,617
                                            ========        ========

(3) DEBT

    Long-term borrowings at December 31, 1997 consist of the following:

                                                           (IN THOUSANDS)
13% Senior Secured Notes, due October 1, 2004, net of
  unamortized discount of $3,882 ........................    $ 156,118
10% note payable in monthly installments through February
  1999 ..................................................          441
Other ...................................................           78
                                                             ---------
                                                               156,637
Less current portion ....................................         (381)
                                                             ---------
                                                             $ 156,256
                                                             =========

     Maturities of long-term debt for each of the next five years ending December 31, consist of the following:

                                                               (IN THOUSANDS)
1998........................................................     $    381
1999........................................................          117
2000........................................................           21
2001........................................................           --
2002 and thereafter.........................................      156,118
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

     The warrants are exercisable at any time on or after the earlier to occur of (i) October 1, 1998, or (ii) the date on which a change in control occurs. The agreement pursuant to which the warrants were issued required an anti-dilution adjustment for stock issued through December 31, 1997 if the preferred stock offering was consummated at a price less than $5.00 per share. As further discussed in Note 4, the Company completed the preferred stock offering for $3.50 per share. Accordingly, the warrants issued in connection with the Note Offering were increased from 774,200 to 862,923 shares and have been reflected in the accompanying financial statements as of December 31, 1997. Expenses allocated to the warrants in connection with the Note Offering were $141,000. The warrants expire on October 1, 2004.

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

     The Notes may be redeemed at the option of the Company, in whole or in part, on or after October 1, 2001, at a premium declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

                       YEAR                         PERCENTAGE
                       ----                         ----------
                       2001.......................    106.50
                       2002.......................    103.25
                       2003 and thereafter........    100.00

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

      During 1998, the Company issued 99,840 shares of $.001 par value common stock at prices ranging from $5.83 to $8.33 per share, for total proceeds to the Company of $772,000.

      During 1998, the Company approved agreements with 11 key members of management to purchase a total of 255,000 shares of common stock. The purchase price of these shares ranged from $5.83 to

$8.33 per share. The $1,485,000 owed to the Company is classified in the accompanying statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     MGC began providing competitive local exchange services to small business and residential users in December 1996, and in February 1998, began offering long distance services in its existing markets. MGC's network strategy consists of purchasing and deploying switching equipment, collocating equipment in the incumbent local exchange carrier's (ILEC) central offices and leasing fiber optic transmission capacity from ILECs and other providers of communications transport services. Currently, the Company has switches fully operational in Las Vegas, Atlanta and in selected suburban areas of Southern California.

     The Company's 1997 revenues were primarily generated from local phone service, switched access billings and non-recurring charges, principally installation charges. In 1998 long distance services also contributed to the Company's revenue base.

     The Company's principal operating expenses consist of cost of operating revenues, selling, general and administrative costs and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, compensation expenses of technical personnel, long distance expenses and central office facility rentals. Selling, general and administrative expenses consist primarily of compensation expenses, advertising, provision for bad debts, professional fees and facility rentals. Depreciation and amortization expense includes depreciation on switching and collocation equipment as well as general property and equipment.

     As the Company expands into new markets, both cost of operating revenues and selling, general and administrative costs are expected to increase as many of the fixed costs of providing service in new markets are incurred before significant revenue can be generated from those markets. In addition, significant levels of marketing activity are anticipated in new markets in order for the Company to build its initial base of customers.

     The development and expansion of the Company's business will require significant capital expenditures primarily consisting of the purchase of communications switching and associated equipment, the purchase of land for switching sites and the construction of buildings or leasehold improvements to switching facilities. As part of its initial network strategy, the Company has decided to purchase switches in each of its target markets. The Company believes this strategy, while initially increasing its level of capital expenditures and operating losses, will enhance its long-term financial performance.

     The Company has experienced operating losses and generated negative EBITDA since inception and expects to continue to generate negative EBITDA through the next year while it installs and expands its networks and develops its business. There can be no assurance the Company's revenue or customer base will grow or that the Company will be able to achieve or sustain positive EBITDA.

RESULTS OF OPERATIONS

  Quarterly Comparison - September 30, 1998 vs. June 30, 1998

     Total operating revenues increased to $4.9 million for the quarter ended September 30, 1998 as compared to $4.0 million for the quarter ended June 30, 1998. The 23% increase is a result of the increase in the number of lines in service during the third quarter and increased long distance service revenue. The Company had 36,357 lines in service at the end of the third quarter as compared to 26,677 lines in service at the end of the second quarter, a 36% increase.

     Cost of operating revenues for the quarter ended September 30, 1998 was $4.8 million as compared to $3.4 million for the quarter ended June 30, 1998. The 41% increase is due to the increased number of lines in service during the third quarter and installation and operational expenses associated with the expansion of the Company's network.

     For the quarter ended September 30, 1998, selling, general and administrative expenses totaled $5.4 million, a 64% increase over the $3.3 million for the quarter ended June 30, 1998. The increase is a result of increased costs attributable to the marketing of the Company's services, delivery of customer service and to support the Company's continued network expansion.

     For the quarter ended September 30, 1998 depreciation and amortization was $1.2 million as compared to $1.1 million for the quarter ended June 30, 1998. This increase is a result of placing additional assets in service during the third quarter 1998 in accordance with the planned build-out of the Company's network.

     Interest expense for the quarter ended September 30, 1998 totaled $5.2 million as compared to $5.4 million for the quarter ended June 30, 1998. Interest expense is primarily attributable to the Senior Secured Notes issued by the Company in September 1997.

     Interest income was $2.5 million during the quarter ended September 30, 1998 compared to $2.3 million for the quarter ended June 30, 1998. The income is attributable to earnings on investments made with the proceeds from the issuance of Senior Secured Notes in September 1997 and with the proceeds from the sale of the Company's common and Preferred Stock.

     The Company incurred net losses of $9.1 million and $6.9 million during the third quarter 1998 and the second quarter 1998, respectively.

  Quarterly Comparison -- September 30, 1998 vs. September 30, 1997

     Total operating revenues for the quarter ended September 30, 1998 were $4.9 million as compared to $1.1 million for the quarter ended September 30, 1997. The increase is a result of the addition of two markets to the Company's operating territory, an increase in the number of lines in service and the introduction of long distance service in early 1998. The Company conducted business in Las Vegas, Atlanta and selected suburban areas of Southern California during the third quarter 1998 as compared to Las Vegas only during third quarter 1997. The Company had 36,357 lines in service at the end of third quarter 1998 as compared to 12,710 lines in service at the end of the third quarter 1997.

     Cost of operating revenues for the quarter ended September 30, 1998 was $4.8 million as compared to $1.2 million for the quarter ended September 30, 1997. The increase is due to the increased number of lines in service during the third quarter 1998, network expenses associated with long distance service, and installation and operation expenses associated with the expansion of the Company's network.

     For the quarter ended September 30, 1998, selling, general and administrative expenses totaled $5.4 million as compared to $1.8 million for the quarter ended September 30, 1997. The increase in expenses resulted from increased costs attributable to the marketing of the Company's services, delivery of customer service and to support the Company's continued network expansion.

     For the quarter ended September 30, 1998, depreciation and amortization was $1.2 million as compared to $0.4 million for the quarter ended September 30, 1997. This increase is a result of placing additional assets in service during the period in accordance with the Company's planned build-out of its network.

     Interest expense for third quarter 1998 totaled $5.2 million as compared to $0.1 million during third quarter 1997. The increase is primarily attributable to interest incurred on the Senior Secured Notes issued by the Company in September 1997.

     Interest income for the quarter ended September 30, 1998 was $2.5 million as compared to $0.1 million for the quarter ended September 30, 1997. The increase is attributable to earnings on investments made in September 1997 with the proceeds from the issuance of Senior Secured Notes as well as proceeds received from the sale of the Company's common and Preferred Stock.

     The Company incurred net losses of $9.1 million and $1.9 million during the third quarter 1998 and 1997, respectively.

Nine Month Comparison - September 30, 1998 vs. September 30, 1997

     Total operating revenues for the nine months ended September 30, 1998 were $11.8 million as compared to $1.9 million for the nine months ended September 30, 1997. The increase is a result of the addition of two markets to the Company's operating territory, an increase in the number of lines in service and the introduction of long distance service in February 1998. The Company conducted business in Las Vegas, Atlanta and selected suburban areas of Southern California during the first nine months of 1998 as compared to Las Vegas only during the first nine months of 1997. The Company had 36,357 lines in service as of September 30, 1998 as compared to 12,710 lines in service as of September 30, 1997.

     Cost of operating revenues for the nine months ended September 30, 1998 was $10.6 million as compared to $2.5 million for the nine months ended September 30, 1997. The increase is due to the increased number of lines in service during the period, network expenses associated with the addition of long distance service, and installation and operational expenses associated with the expansion of the Company's network.

     For the nine months ended September 30, 1998, selling, general and administrative expenses totaled $11.3 million as compared to $4.0 million for the nine months ended September 30, 1997. The increase in expenses resulted from increased costs attributable to the marketing of the Company's services, delivery of customer service and to support the Company's continued network expansion.

     For the nine months ended September 30, 1998, depreciation and amortization was $3.1 million as compared to $0.8 million for the nine months ended September 30, 1997. This increase is a result of placing additional assets in service during the period in accordance with the Company's planned build-out of its network.

     Interest expense for the nine months ended September 30, 1998 totaled $16.1 million as compared $0.1 million incurred for the nine months ended September 30, 1997. The increase is primarily attributable to interest incurred on the Senior Secured Notes issued by the Company in September 1997.

     Interest income for the nine months ended September 30, 1998 was $7.0 million as compared to $0.3 million for the nine months ended September 30, 1997. The increase is attributable to earnings on investments made with the proceeds from the issuance of Senior Secured Notes in September 1997 as well as proceeds from the sale of the Company's common and Preferred Stock.

     The Company incurred net losses of $22.3 million and $5.1 million during the nine months ended September 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require substantial capital investment for the purchase of telecommunications equipment and the development and installation of the Company's network. Capital expenditures for the quarter and nine month period ended September 30, 1998 were $31.3 million and $58.7 million, respectively. The Company expects it will continue to have substantial capital requirements in connection with the purchase of equipment necessary for expansion of local exchange services, the provisioning of long distance services, and the development of new markets. Management expects capital expenditures of $85 million for fiscal year 1998, which will be fully funded by cash on hand generated through the private sales of debt and equity securities as well as through its initial public offering of common stock.

     From its inception through its initial public offering (IPO), the Company raised approximately $17.9 million from private sales of Common Stock.

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

     The substantial capital investment required to initiate the Company's services and the funding of the Company's initial operations has resulted in negative investing and operating cash flow since the Company's inception. This negative cash flow from operations is a result of the need to establish the Company's network in anticipation of connecting revenue-generating customers. The Company expects to continue to record negative cash flow from operations through the year 1999 due to expansion activities associated with the development of the Company's markets. There can be no assurance the Company will attain break-even cash flow from operations in subsequent periods. Until sufficient cash flow from operations is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities. Based upon its current business plan, the Company does not expect to require additional financing; however, there can be no assurance the Company will not require additional financing, or as to the availability or the terms of any such financing. Moreover, the indenture governing the Senior Secured Notes imposes certain restrictions upon the Company's ability to incur additional indebtedness or issue preferred stock.

IMPACT OF YEAR 2000

     The Company's internal computer software and computerized operating systems were installed in 1997 and were designed to take into consideration the Year 2000 issue. Additionally, the Company has implemented a Year 2000 compliance program to ensure that the Company's computer systems and applications will perform properly beyond 1999. In addition to the internal review, the Company has received assurance from its significant vendors that their applications are Year 2000 compliant. Maintenance or modification costs associated with making changes, if needed, will be expensed as incurred.

     The Company's business relies in part on third parties. The ability of third parties upon whom the Company relies to adequately address their Year 2000 issue is outside the Company's control. However, the Company is coordinating efforts with these parties to minimize the extent to which its business will be vulnerable to their failure to remediate their own Year 2000 issues. The Company is evaluating the need for a contingency plan in the event any third parties cannot demonstrate to the Company, on a timely basis, their Year 2000 compliance. There can be no assurance that the systems of the third parties will be modified on a timely basis. The Company's business, financial condition and results of operations could be materially adversely affected by the failure of those systems and applications, licensed to or operated for third parties, or operated by other parties to properly operate on dates beyond 1999.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 for 1998 and has determined that such adoption will not result in comprehensive income different from net income as reported in the accompanying financial statements.

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

Forward Looking Statements

     The statements that are contained in this report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements (cautionary statements), such as the Company's ability to fund its business plan and to achieve positive cash flow from operations in the future, statements regarding the development of the Company's business, the Company's anticipated capital expenditures, the effect of regulatory reform and other statements contained in this report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its services to current and new customers, generate customer demand for its services in the particular markets where it plans to market services, access markets, obtain suitable locations for its switches, install switches, negotiate suitable interconnection agreements with the ILECs in its targeted markets, obtain an acceptable level of cooperation from the ILECs, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could materially affect the Company's future results. Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward looking statements is contained in the Company's Form 10-K for the year ended December 31, 1997. All forward-looking statements made in connection with this report are expressly qualified in their entirety by these cautionary statements.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     The Company has filed various complaints against ILECs in order to seek to enforce their compliance with regulations requiring their cooperation with the provision of service by the Company. These complaints have been filed against Sprint Corporation in February and June 1998 before the Nevada Public Utilities Commission, Ameritech in March 1998 before the Illinois Commerce Commission, and BellSouth Telecommunications Inc. in June 1998 before the Georgia Public Service Commission.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement No. 333-49085 was declared effective on May 11, 1998, which was the offering date of Common Stock thereunder. During the period from May 11, 1998 until September 30, 1998, the Company paid $4,790,000 in underwriting discounts and commissions and other offering expenses of $672,000 for total offering expenses of $5,462,000, resulting in net offering proceeds to the Company of $62,963,000. Of such amounts, expenses of $16,000 were paid for charter services to a related party of which two current board members are major shareholders. No other amounts were paid for offering expenses directly or indirectly to officers, Directors, 10% or greater stockholders or other affiliates of the Company.

     During the period from May 11, 1998 until September 30, 1998, the net offering proceeds were invested in government securities and money market funds. None of such amounts were paid directly or indirectly to officers, Directors, 10% or greater stockholders or other affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K.

                  27-Financial Data Schedule

(b) No reports on Form 8-K were filed during the third quarter 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                             MGC COMMUNICATIONS, INC.

Date:  November 13, 1998                     /s/ Maurice J. Gallagher, Jr.
                                             -----------------------------
                                             Maurice J. Gallagher, Jr.
                                             Chairman of the Board



Date:  November 13, 1998                     /s/ Linda M. Sunbury
                                             -----------------------------
                                             Linda M. Sunbury
                                             Vice President
                                             Chief Financial Officer