Form 10-K
period 1998-12-31
MGC COMMUNICATIONS INC
filed 1999-03-24
CIK 1047960

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________________ to____________________________

                         COMMISSION FILE NUMBER 0-24059

                            MGC COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                                              88-0360042
---------------------------------                            -------------------
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

   3301 N. BUFFALO DRIVE, LAS VEGAS, NV                             89129
------------------------------------------                          -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (702) 310-1000
               --------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                      WHICH REGISTERED

       NONE                                                    NONE
       ----                                                    ----

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of March 15, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sale price of such stock in the NASDAQ Stock Market on March 15, 1999, was approximately $81,000,000. As of March 15, 1999, the Registrant had 17,205,614 shares of Common Stock outstanding.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       Documents Incorporated by Reference
               --------------------------------------------------
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of Stockholders to be held on May 21, 1999, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.


                      Exhibit Index is located on page 32

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

       The Company is a rapidly growing integrated communications services provider, ("ICP") offering switched local and long distance voice and data services. The Company targets small business and residential users, the largest segment of the national communications market, based on access lines in service. The Company began operations in December 1996 in Las Vegas, Nevada as a switched local exchange service provider. Through internally generated growth the Company subsequently expanded its network to offer service in Atlanta, Chicago, southern Florida and selected suburban areas of southern California including the Los Angeles area and San Diego. As of February 28, 1999, the Company's network footprint provided access to over 11 million addressable lines. As of December 31, 1998, MGC had 61,205 end user access lines sold, of which 47,744 lines were in service. During 1999, the Company currently plans to continue expanding its network by adding over 100 central office collocation sites to the 207 sites existing at year end 1998.

        MGC's network strategy consists of purchasing and deploying switching equipment, collocating interconnection equipment in incumbent local exchange carriers ("ILECs'") central offices and leasing fiber optic transmission capacity from ILECs and other providers of telecommunications transport services. The Company believes its switch-based network architecture represents a demand-driven approach requiring less capital deployment than required for the physical buildout of a fiber optic infrastructure. This architecture also allows the Company to allocate transport from its collocations to its host switch sites among various vendors to seek to achieve cost efficiencies. Further, build-out time frames are minimized allowing the Company to begin offering services in a market in as little as six months. Management believes the Company's network architecture has and will continue to enable it to (i) rapidly penetrate and expand its addressable market, (ii) achieve cost effective network operations and economies of scale in sales and marketing, (iii) secure a physical presence for collocation in ILEC central offices before space becomes more difficult to obtain, (iv) maximize economic returns when compared to total service resale and other network construction alternatives and (v) take advantage of technology that facilitates the convergence of voice and data services.

        In 1998, the Company deployed a fully digital ATM backbone connecting its host switch sites in each of its service territories. This backbone provides for intra-Company transport when applicable, increased transport cost efficiencies and the digital transport architecture required for data transmissions. During 1999, the Company plans to introduce a portfolio of high speed data services for remote Local Area Network ("LAN") and Internet access. The Company's first data offering is being developed to be a feature-rich, competitively-priced Internet service marketed as MGCi.com. This product is expected to be launched during the second quarter of 1999.

        The Company also intends to offer a converged voice and data solution to targeted prospects utilizing digital subscriber line ("xDSL") technology as the transport mechanism. Customer premise equipment ("CPE"), also known as integrated access devices will be deployed connecting back to the digital subscriber line access multiplexers (DSLAMS) located at the Company's collocation and host switch sites. This equipment will allow the Company to offer multiple voice connections and dedicated high-speed data transmissions over a single copper loop or T1 connection. By extending the network intelligence to the customers' premise, the Company can offer a total communications solution to small business and residential customers. Management believes this additional service offering will provide incremental revenue as well as additional gross margin potential by virtue of not requiring additional transport costs. The Company recently entered into a purchase agreement with an equipment vendor to provide the CPE and DSLAM equipment for the initial deployment in the Las Vegas market.

BUSINESS STRATEGY

        MGC's objective is to become the primary provider of telecommunications services to its existing and target customers. Key elements of the Company's strategy include:

        Target Small Business and Residential Users. The Company believes the small business and residential customer base is the largest segment of the telecommunications market in the United States, based on access lines in service. The Company is targeting suburban areas of Tier I Markets because these areas have concentrated numbers of small businesses (3-50 lines), Internet Service Providers ("ISPs"), pay phone operators, multiple dwelling unit customers and single family residences. The Company believes its only significant switch-based competition for these customers in these markets is the ILEC.

        Implement Rapid Service Rollout. The Company's strategy is to address the greatest percentage of its target market as quickly as possible. To accomplish this, the Company has accelerated its ILEC central office collocation program and is rapidly deploying its combined local and long distance switches, unbundled transport and local loops and data services infrastructure in each of its markets.

        Deploy A Capital Efficient Network. MGC is one of the first ICPs to utilize a network strategy of purchasing and deploying switches, collocating in the central offices of the ILEC and leasing the necessary transport. The Company employs three basic types of transport: (i) unbundled loops which connect a customer to the Company's collocated facilities in an ILEC central office, (ii) local transport which connects the Company's collocation equipment to its switching centers that house its Nortel DMS 500 circuit-based local and long distance switches and data switching equipment, and (iii) long distance transport utilizing a dedicated leased ATM backbone which delivers fully digital, packetized voice from its switching centers to connect its customers' long distance calls to national and international destinations. Management believes this network strategy provides for a demand-driven capital deployment plan that will provide an attractive return on invested capital.

        Control Customer Elements of the Network. The Company obtains the ability to serve its customers through the acquisition of local loop connections. Upon leasing a line from the ILEC, the Company effectively places the customer on its network. This connection serves as the platform for delivering the Company's current and future communication services to the customer. Any changes to the customer's service profile, including service enhancements, are under the direct control of the Company, with the exception of repairs which are infrequent and may require the participation of the ILEC's network maintenance staff.

        Ensure Timely and Accurate Provisioning Process. The Company believes one of the keys to its success is effectively managing the provisioning process so that new customers are transferred from the ILEC's network to the Company's network in an accurate and timely fashion. The Company has committed significant time and resources to devising more efficient provisioning processes in each of its markets. It closely monitors ILEC installation performance to assure provisioning is in accordance with the standards set forth in the Company's interconnection agreement with the ILEC. During 1998, the Company developed electronic bonding capabilities and is currently utilizing various degrees of electronic order entry with each of the five ILECs with which it does business in an effort to further improve provisioning performance.

        Focus on Targeted Sales and Marketing Effort. The Company's sales programs include direct sales to business customers, vendor and affinity programs, direct mail, and targeted advertising, particularly for residential customers. The Company has both local and national sales personnel for business customers and has centralized its sales order personnel for residential customers. The Company's national sales group concentrates on large basic telephone service users such as multi-dwelling unit owners, customer owned, coin operated telephones ("COCOTs") operators and ISP customers. The local sales group solicits small business customers and coordinates activities with equipment vendors.

        Provide Quality Customer Service. The Company utilizes a centralized team of customer sales and service representatives to coordinate initial residential inquiries and orders, as well as post-installation, billing and customer care related issues for all customers. The CSRs are able to leverage the Company's proprietary management information system to gain immediate access to the Company's customer data, enabling quick and effective responses to customer requests and needs at any time. Furthermore, this system permits the Company to present its customers with one fully integrated monthly billing statement for all communication services. By having a centralized call service center operating on a 24 hour per day, seven day a week basis, the Company can effectively control quality of service and the related training requirements.

        Leverage Sophisticated Management Information System. A comprehensive operations support system is a critical component to managing the Company's business as well as offering superior customer service. The Company has installed a fully automated, proprietary management information system designed to provide comprehensive, integrated features addressing all aspects of its business, including customer care, billing and collections, general ledger, payroll, fixed asset tracking, and personnel management. The Company believes this system is adaptable to changing circumstances and multiple ILEC interfaces, and is scaleable to support the Company's operations throughout its expected growth.

        Capitalize on Management Expertise. The Company has recruited a team of experienced business executives with entrepreneurial backgrounds. Maurice J. Gallagher, Jr., Chairman, has been a founder of a number of start-up businesses, including ValuJet and BankServ. Nield J. Montgomery, CEO and President, has over 36 years of telephone experience, most recently with ICG Communication, Inc. Other executives have held senior management positions at major telecommunications companies, including, among others, Sprint, Centel, NYNEX, Contel, GTE and MCI.

PRODUCTS AND SERVICES

        During 1998, the Company focused on offering basic telephone services, including switched local dialtone and enhanced calling features such as voice mail, call waiting and call forwarding ("basic telephone services"). These services are required by virtually all users of telecommunications. The Company also offers long distance services to its local exchange customers in each of its markets in operation. During 1999, the Company intends to introduce dial-up Internet service and bundled voice and high-speed data offerings. The Company's specific product offerings include:

        Business Lines

        - Single line business (with optional feature packages), Centrex service, access trunks and customer owned coin operated telephone lines ("COCOTs").

        Residential Lines

        - Single and second lines (including multi-dwelling unit lines) and basic telephone service with optional feature packages.

        Long Distance Services

        -       Outbound 1+.

        - Inbound 800/888 and calling cards (expected to be introduced during the first half of 1999).

        Data Services

        -       Nortel's Internet Thruway product (ISP ports).

        - MGCi.com Internet service (expected to be introduced during the second quarter of 1999).

        - Bundled voice and high-speed data via xDSL technology (expected to be introduced during 1999).


        During 1998, the Company contracted for the use of IXC Communications Inc.'s fiberoptic network on a resale basis to provide long distance services. The Company offers everyday prices to its customers at $.10 per minute or less for continental United States direct dial long distance calls and more attractive rates for customers with greater volumes. Moreover, the Company is able to bill domestic calls in six second increments. To obtain the Company's long distance rates, customers have to purchase the Company's switched local service. The Company believes it can offer competitive long distance rates because calls originating through the Company's switches eliminate a portion of the switched access charges. To augment its underlying network flexibility and gain further transport economies, in the fourth quarter of 1998, the Company also contracted with Qwest Communications on a resale basis. During 1999, the Company will continue to explore transport alternatives to seek to assure a robust network transport at a low cost.

        The Company has signed agreements with each ILEC and other carriers in its markets for the provisioning of number portability, operator and directory services, 911 services and Yellow Page and White Page listings. Local number portability (LNP) was implemented in each of the Company's markets during 1998 for customers that desire to retain existing telephone numbers by means of remote call forwarding mechanisms. Operator services are offered through a major long distance carrier or ILEC. Emergency 911 services are provisioned through links to the ILEC switch which, in turn, is connected to a 911 service bureau. The Company's proprietary management information system updates customer addresses and immediately supplies them to the appropriate emergency authorities. In addition, the Company's interconnection agreement with the ILEC in each of its markets contains a provision requiring the ILEC to list each of the Company's business customers in the Yellow Pages.

MARKETS

        A key component of the Company's strategy is to concentrate on early market entry into suburban areas of Tier I Markets. These suburban areas typically contain large populations of residential and small business, including COCOT and ISP prospects. The Company currently operates in Las Vegas, Atlanta, Chicago, southern Florida and selected suburban areas of southern California including San Diego. These markets were chosen in part because of their pro-competitive regulatory environments. The Company is currently exploring expansion possibilities into additional markets in 1999 predicated on capital availability and other factors.

SALES AND MARKETING

        The Company concentrates its sales and marketing efforts on users of basic telecommunications services. The specific customer groups the Company targets are:

        - Small business customers that typically have between three and 50 lines.

        -       Single family residential users.

        -       Customer owned coin operated telephone providers (COCOTs).

        -       Multi-dwelling unit owners and managers (MDUs).

        -       Internet Service Providers (ISPs).

        The Company's highly focused marketing efforts seek to generate well-managed, profitable growth through increased market share with minimal customer churn. The Company's sales programs include direct sales efforts, agent/vendor programs, telemarketing and targeted advertising.

        As of February 28, 1999, the Company employed 51 local sales personnel and four national sales personnel. Within each local market, the Company expects to employ approximately ten sales personnel and two sales assistants. The national sales force is responsible for identifying and soliciting prospective multi-dwelling unit owners and managers, COCOT and ISP customers. The local sales personnel solicit small business customers and coordinate activities with equipment vendors. In the Company's Las Vegas market, telemarketers are assigned to one or more local sales representatives to generate leads and schedule appointments and, when practical, to close accounts of five lines or less over the phone. Sales Assistants act as liaisons between business customers and the Company's operational personnel to effect coordinated transfers of service from the ILECs.

        To complement its local and national sales representatives, the Company utilizes established telephone equipment vendors as agents to whom it pays a commission to sell the Company's local and long distance services in conjunction with equipment sales to business customers.

        Prior to service initiation and during the early stages of each market's operation, the Company seeks to begin promoting its name and establishing awareness of its presence through focused public relations activities. To date, the Company's inauguration of service in each of its existing markets has generated meaningful publicity in both the print and broadcast media.

        Due to the fact the Company generally initiates service in each market in a limited area, advertising activities employ geographically specific media during the early phase of operation in each market. As a result, the Company uses targeted media such as Cable TV, zoned editions of neighborhood/business press and radio (on a limited basis) as each new market opens. As a given market reaches a critical mass of collocation expansion (expected to be within 9 to 12 months after initiation of service), the Company will employ more broad-based general market media in order to achieve greater cost efficiencies in its message delivery. These media options include the expanded use of radio and full-run print publications. Initially, the advertising messages are created to establish name awareness and credibility for the Company in each new market. After the initiation of service, the messages are crafted to specifically promote the Company's service offerings particularly towards the residential audience. Additionally, the Company works closely with a national directory clearinghouse to insure timely and accurate placement of its directory advertising information in each market.

        Customer Owned Coin Operated Telephone Providers. The Company has been successful in targeting the COCOT segment in its markets because (i) the Company generally offers such customers lower rates compared with the ILEC in each market, and (ii) the Company provides its COCOT customers a sophisticated management report that enables them to accurately bill IXCs for dial-around compensation. The Company believes it is one of the only ICP or CLEC offering such management reports in its markets. MGC currently has contracts with several COCOT operators in each of its operational markets.

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

NETWORK

        Network Architecture. MGC has built an exclusively facilities-based network wherein it purchases and owns the switch and collocation equipment and leases transport and local loops on an incremental basis, as demand dictates, from ILECs, CAP/CLECs and other ICPs. As a result, the Company is not burdened by the operating and financing expenses associated with owning a fiber optic transport network. By using the ILEC's or other telecommunications services provider's fiber network interconnecting central offices and loops through collocation, the Company seeks to reach a broad market of customers for a fraction of the cost of a constructed fiber network.

        The Company believes the traditional copper loop connection from the ILEC central office to the end user (the "first mile") provides a cost-effective solution in gaining control of the customer. The Company's cost of the loop to actually facilitate service is not incurred until the sale event has occurred and revenue can be generated from the customer. The Company continually evaluates evolving technologies for cost-effective first mile solutions, and recently entered into an agreement for the deployment of xDSL based equipment which will be installed during 1999. This technology will facilitate the convergence of voice and data services and is expected to provide substantial transport cost savings as well as providing significant bandwidth improvement when compared to currently deployed technology. The Company expects that future additional products and services predicated on bandwidth enhancement will be delivered via this technology.

        The Company believes that it has the ability to lease the necessary transport at reasonable prices in all its operational markets. Prior to the passage of the Act in February 1996, ILEC's fiber transport was subject to tariffs and usually priced substantially higher than a competing CAP/CLEC's. With the passage of the Act, ILECs were required to lease their network elements at cost based prices. MGC seeks to find two or three competing transport suppliers in each of its markets with competitive prices.

        In 1996, the Company installed its first Nortel DMS 500 digital switch in Las Vegas and established collocation facilities in nine Sprint central offices. Since that time the Company has continued its aggressive network expansion. By the end of December 1998, the Company had seven operational DMS 500 circuit-based switches and had established over 200 collocation sites. This network provides the Company access to over 11 million addressable lines as of December 31, 1998.

        The Company's network architecture with its extensive reach through collocation sites is expected to help facilitate a rapid deployment of xDSL based equipment during 1999. This equipment will facilitate the convergence of voice and data services and increase transport economies by carrying voice and data traffic in packets from the customer premise to the MGC network over a single access circuit loop rather than the multiple circuits (one to one ratio) currently required.

        Switch Hardware. To date, the Company's circuit-based switching platform is the Nortel DMS 500. The DMS 500 system offers a flexible and cost effective means of establishing a single point of presence in, and the ability to provide revenue generating services to, both the local and long distance services markets. The DMS 500 combines local switch functionality of the DMS 100 with long distance toll and tandem switching capability.

        The Company's early-to-market strategy includes accelerated installation into ILEC central office collocation facilities. The Company believes the expertise it has developed in establishing collocation facilities will allow it to efficiently handle continued network expansion including the installation of central office equipment required by the planned deployment of xDSL technology.

        Interconnection Agreements. The Company has interconnection agreements with Sprint for operation in Las Vegas, BellSouth in Georgia and Florida, GTE in California, Pacific Bell ("PacBell") in California and Ameritech Corp. ("Ameritech") in Illinois. These agreements expire on various dates through July 2000. The Company believes it has secured favorable agreements which will allow it to operate on a cost effective basis in these jurisdictions, but there can be no assurance that the agreements will be renewed on favorable terms. The Company has authority to operate as a CLEC in Illinois, Georgia, Nevada, California, Florida and Massachusetts. The Company will apply for additional CLEC authority in additional states as deemed necessary to accommodate expansion plans.

OPERATIONS

        Customer Service. The Company strives to provide quality customer service in each of its markets. This includes:

        - Personnel. CSRs and sales personnel who are well trained and attentive to customers' needs. CSRs are available 24 hours a day, seven days a week, 365 days a year.

        - Phones. Prioritizing the response to customer phone calls such that calls are answered and responded to with minimal wait time.

        - Coordination. Coordinating service installation with both the customer and the ILEC.

        - Customer Information. Keeping the customer informed if there is an installation or repair problem and dedicating the necessary resources to resolve the problem as soon as possible.

        - Billing. Providing the customer a timely bill which is comprehensive, accurate and simple to read and understand.

        Centralization. The Company has a centralized customer service center, including a centralized call center in Las Vegas, which operates 24 hours a day, seven days per week. Centralization allows the Company to control personnel and their training to a greater degree than with call centers in each city and thereby allowing the Company to provide consistent, high quality customer service with lower overhead costs.

        Automation. The Company believes automation of internal processes contributes greatly to the overall success of a service provider and billing is a critical element of any telephone company's operation. The Company's management information system has been designed to allow a CSR to quickly gather all the necessary information from a customer in a logical, conversational manner, establish the appropriate billing and credit information and electronically process the order with the ILEC for the local loop provisioning. The system creates the correct emergency 911 address update for new customers and supplies the required information to the appropriate emergency authorities. Concurrently, the system will establish the related cost elements with the order to track the expense of the UNEs leased from the ILEC.

        Thereafter, the system will track the progress of the order based on electronic or facsimile updates from the ILEC. The installation desk will follow the customer's order, seeking to ensure the installation date is met. Additionally, CSRs will be able to handle all other customer service inquiries, including billing questions and repair calls with the information available from the integrated system.

        In addition, the Company's proprietary management information system has been designed to track and bill all forms of local service, including line and feature charges as well as long distance charges. Additionally, the billing system can provide sophisticated solutions for business customers. Companies desiring a single bill for many locations, summary bills only without detail or any other combination can be accommodated. Lastly, the Company is developing the ability to deliver billing information in a number of alternative media including electronic files or on-line inquiry.

LOW COST FOCUS

        To offer service to its targeted segments of the market and seek to obtain long term profitability, the Company seeks to create a low cost structure and focus. The key components of this strategy are:

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

        Standardized Switch/Installation. For all of its circuit-based switching applications, the Company plans to use Nortel switches, all configured in the same manner providing ease of installation and integration into MGC's network. The Company believes this approach will reduce the time to install its switches.

        Automation. An important component in producing a low cost environment is automation of the processes involved. The Company has installed a proprietary management information system designed to be a comprehensive, integrated system that addresses all aspects of its business, including customer care and billing, general ledger, payroll, fixed asset management, purchasing and personnel. This system is fully scaleable and has been designed to support the Company's operation as it grows.

        Credit Policy. To minimize its bad debt exposure, the Company has implemented a policy generally requiring new customers to meet minimum credit standards or make deposits for specified services and estimated usage prior to the initiation of services. Management believes the Company's current credit and deposit policies are in line with and in some instances more conservative than competing ILECs in its markets. Additional personnel have been dedicated to collections and credit monitoring to lower the Company's credit exposure.

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

COMPETITION

        The Company believes the only significant switch-based competitor for its targeted markets (small businesses and residential users in suburban areas of large metropolitan markets) is the ILEC. However, the CAP/CLECs and other communications suppliers in each of the metropolitan areas in which the Company operates also compete for the Company's targeted market.

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

        The Company also faces competition in most markets in which it does and will operate from one or more CAP/CLECs or ICP operating fiber optic networks. Other local service providers have operations or are initiating operations within one or more of the Company's service areas. MGC expects AT&T (through its acquisition of Teleport Communications Group, Inc.), WorldCom (through its acquisition of MCI), Sprint and certain cable television providers, all of which are substantially larger and have substantially greater financial resources than the Company, to enter some or all of the markets the Company serves. MGC also understands other entities have indicated their desire to enter the local exchange services market within specific metropolitan areas served or targeted by MGC.

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

        Long Distance Services. The Company competes with AT&T, MCI Worldcom, Sprint and a host of other second and third tier providers in the long distance services market. Many of the Company's competitors have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of MGC. In providing these services, the Company will focus on quality service and low cost to distinguish itself in a very competitive marketplace. In addition, the Company may face additional competitive challenges if the price of long distance minutes falls as a result of decreased access charges. The Company believes the introduction of its ATM backbone and Internet Thruway products will enable it to compete for ISP traffic on the basis of the quality and low cost of its services; however, the market for such ISP traffic is extremely competitive.

GOVERNMENT REGULATIONS

        Overview. The Company's services are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers such as the Company, to the extent those facilities are used to provide, originate or terminate interstate or international communications. The state regulatory commissions retain some jurisdiction over most of the same facilities and services to the extent they are used to originate or terminate intrastate communications. In addition, many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which the Company is unable to predict.

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

        The Act gives the FCC the authority to forebear from regulating companies if it finds such regulation does not serve the public interest, and directs the FCC to review its regulations for continued relevance on a regular basis. As a result of this directive, a number of the regulations that historically applied to IXCs have been and may continue to be eliminated in the future. While it is therefore expected that a number of regulations that were developed prior to the Act will be eliminated in time, certain of those which apply to the Company at present are discussed below.

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

        Although the FCC does not directly regulate local exchange service, which is within the jurisdiction of state regulatory authorities, its actions may impact directly on such service. The Act greatly expands the FCC's interconnection requirements on the ILECs. The Act requires the ILECs to: (i) provide physical collocation, which allows companies such as MGC and other interconnectors to install and maintain their own network termination equipment in ILEC central offices, and virtual collocation only if requested or if physical collocation is demonstrated to be technically unfeasible, (ii) unbundle components of their local service networks so other providers of local service can compete for a wider range of local services customers, (iii) establish "wholesale" rates for their services to promote resale by CLECs and other competitors, (iv) establish number portability, which will allow a customer to retain its existing phone number if it switches from the ILEC to a competitive local service provider, (v) establish dialing parity, which ensures customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services, and (vi) provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. In addition, the Act requires ILECs to compensate competitive carriers for traffic originated by the ILECs and terminated on the competitive carrier's networks. The FCC is charged with establishing national guidelines to implement the Act. The FCC issued its Interconnection Order on August 8, 1996, which established detailed rules regarding rates, terms and conditions for interconnection between CLECs and ILECs. The Interconnection Order was appealed to the U.S. Court of Appeals for the Eighth Circuit. On July 18, 1997, the Court issued a decision vacating the interconnection pricing rules and "most favored nation" rules as well as certain other interconnection rules. On January 25, 1999, the Supreme Court substantially overturned the Eighth Circuit, holding that the FCC had pricing jurisdiction over unbundled network elements, and establishing the ability of a CLEC to "pick and choose" among the most favorable terms from the existing agreements of other CLECs. The Supreme Court also required the FCC to determine those unbundled network elements which are available to competitors under the "necessary and impair" standard. While the full impact of this decision cannot be measured at this time, the Company believes that it will have no negative impact on its operations.

        As a result of provisions of the Act, the Company has taken the steps necessary to be a provider of local exchange services. MGC has obtained CLEC certification in six states. In addition, the Company has successfully negotiated interconnection agreements with five ILECs. Certain rates in these interconnection agreements have been established by the Federal Communications Commission (FCC) and are subject to adjustment upon final negotiations. The Company has recorded UNE expenses related to Sprint (Nevada) using management's best estimate of the probable outcome for the final negotiated rates. These rates are less than the FCC established rates, however management believes the resolution of this matter will not have an adverse effect on the Company's financial position, results of operations, or liquidity.

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

        As part of its pro-competitive policies, the Act may free the RBOCs from the judicial order that prohibited their provision of interLATA services. Specifically, the Act permits RBOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region interLATA service upon demonstrating to the FCC and state regulatory agencies they have adhered to the FCC's interconnection regulations. Many ILECs have filed applications for in-region long distance authority none of which have been granted by the FCC as of March 15, 1999. At least two of these decisions have been appealed. Additional applications are being filed and will be considered by the FCC. The FCC is also considering an RBOC proposal to permit RBOCs to eventually offer high speed, interLATA data services within their operating regions through a separate subsidiary, without first having to demonstrate that they have met the FCC interconnection regulations discussed above. Two RBOCs, US West and Ameritech, entered into "teaming agreements" with Qwest Communications International, Inc. ("Qwest"), whereby the RBOCs would solicit customers for Qwest's long distance service and handle billing of those customers in exchange for a fee. These agreements would have permitted the RBOCs to offer their local customers a package of local and long distance services in competition with the Company's offerings even though the RBOCs would not themselves be providing the long distance component. The Company and certain IXCs requested the FCC to block the proposed arrangement and initiated litigation in federal courts. The courts, at the request of the FCC, referred the question of the legality of the agreements under the Telecommunications Act to the FCC. On October 7, 1998, the FCC released a decision holding that these agreements were an improper attempt by the RBOCs to provide interLATA service that would be inconsistent with the Telecommunications Act. The FCC's decision has been appealed to the federal courts.

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

        Local Government Authorizations. The Company may be required to obtain from municipal authorities construction permits to construct its facilities in certain cities.

        In some of the areas where the Company provides service, it may be subject to municipal franchise requirements and may be required to pay license or franchise fees based on a percentage of gross revenue or other formula. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels.

PERSONNEL

        As of February 28, 1999, there were 453 employees of the Company, the majority of whom were located in Las Vegas. The Company expects to substantially increase its employee count as it focuses on selling into the network footprint that was established during 1998 and as it continues to expand its market reach in 1999.

        MGC has non-disclosure and non-compete agreements with all of its executive employees. None of MGC's employees is represented by a collective bargaining agreement.

RISK FACTORS

LIMITED OPERATING HISTORY

        The Company began providing local telephone services in December 1996 in Nevada. Since then, the Company began providing local telephone services in Atlanta, Chicago, southern Florida and selected suburban areas of Southern California including the Los Angeles area and San Diego and began offering long distance services in February 1998. To date, substantially all of the Company's revenues have come from such services. The Company expects to continue to increase the size of its operations in the future.

        Although many of the Company's managerial and supervisory personnel have substantial experience in the telecommunications industry, the Company has a very limited operating history. As a result, there is limited historical financial information about the Company upon which to base an evaluation of the Company's future prospects or performance. Furthermore, no historical basis exists for estimating the number of customers or the amount of revenues the Company's operations will generate or for determining whether the Company will compete successfully in the telecommunications industry.

RISKS DUE TO DEBT

        As of December 31, 1998, the Company had approximately $157.3 million total outstanding debt. The Company's level of indebtedness could have important consequences to investors, including the following:

        - A substantial portion of the Company's cash flow from operations will be dedicated to paying principal and interest on its debt, thereby reducing funds available for other purposes.

        - The Company's significant amount of debt could make the Company more vulnerable to changes in general economic conditions or increases in prevailing interest rates.

        - The Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes could be impaired.

        - The Company may be more leveraged than certain of its competitors, which may result in a competitive disadvantage.

        The Company recorded net losses of $32.1 million and $10.8 million in 1998 and 1997, respectively. The Company anticipates that earnings will be insufficient to cover fixed charges through 1999. In order for the Company to meet its debt service obligations, the Company will need to substantially improve its operating results. The Company cannot assure investors that it will achieve or sustain profitability or positive EBITDA in the future or that its operating results will be sufficient for the Company to meet its debt service obligations. In the absence of such operating results, the Company could face substantial liquidity problems and might be required to seek additional financing through the issuance of debt or equity securities. However, the Company could be unsuccessful in obtaining such financing on favorable terms when needed.

CAPITAL REQUIREMENTS

        The development and expansion of the Company's business and services and the development of new markets and products will require significant capital as well as considerable operational and administrative expenditures. A substantial portion of such expenditures are incurred before the realization of revenues, resulting in negative cash flow until an adequate customer base is established. Although its revenues have increased since its inception, the Company has incurred significant increases in expenses due to the expansion of its services and customer base.

        The Company expects to fund its capital requirements through existing resources, debt or equity financing and internally generated funds. The Company expects that continued expansion of its business may require raising substantial additional equity and/or debt capital. However, the Company might not be successful in raising sufficient debt or equity capital on acceptable terms. In addition, the Company's future capital requirements will depend upon a number of factors, including marketing expenses, staffing levels and customer growth, as well as other factors that are not within the Company's control, such as competitive conditions, government regulation and capital costs. Failure to generate or otherwise access sufficient funds may require the Company to delay or abandon some of its future expansion or capital expenditures, which would have a negative impact on its growth and its ability to compete in the telecommunications industry.

RISKS ASSOCIATED WITH IMPLEMENTATION OF GROWTH STRATEGY

        The development and expansion of the Company's business and its entry into new markets will depend on, among other things, the Company's ability to achieve the following goals in a timely manner, at reasonable costs and on satisfactory terms and conditions:

        -       Accurately assess potential new markets

        -       Purchase, install and operate switches and other equipment

        - Negotiate suitable interconnection and collocation arrangements with ILECs on satisfactory terms and conditions

        -       Identify, hire and retain qualified personnel

        -       Lease access to suitable transport networks

        -       Obtain government authorizations

        The Company has experienced rapid growth since its inception, and management believes that sustained growth will place a strain on operational, human and financial resources. The Company's ability to manage its expansion effectively will also depend on the continued development of plans, systems and controls for its operational, financial and management needs. Because of its limited operating history, the Company may be unable to satisfy these requirements or otherwise manage its growth effectively. Any failure to satisfy these requirements could have a negative effect on the Company's financial condition and its ability to fully implement its expansion plans.

LACK OF NEW SERVICE ACCEPTANCE BY CUSTOMERS

        While CLECs have had some success inducing business customers to utilize an alternative local exchange provider, the Company believes it is currently the only integrated communications provider targeting residential customers in its markets. The success of the Company will be dependent upon the willingness of such customers to accept the Company as an alternative provider of local, long distance, data and Internet service. The lack of such acceptance could have a negative effect on the Company.

PRODUCTS AND SERVICES

        To date, the Company has offered only local and long distance telecommunications services. In order to address the needs of its target customers, the Company is in the process of developing additional products and services, such as high speed data services and Internet services. However, the Company might not be able to provide the range of telecommunication services that its target customers need or desire. Furthermore, the Company cannot assure investors that its new product offerings will be attractive to its existing and prospective customers.

TECHNOLOGY, EQUIPMENT AND INTERCONNECTION RISKS

        An essential element of the Company's current strategy is the provisioning of switched local telephone service. In implementing its strategy, the Company may use new or existing technologies in new applications. During the testing of this equipment, the Company may experience technological problems that cannot be resolved. Expansion is also dependent on the ability to obtain collocation space, which is obtained from the ILECs on a first come/first served basis.

        The Company cannot assure investors that installation of the switches and associated electronics will continue to be completed on a timely basis, nor can the Company assure investors that it will be able to obtain collocation sites in the markets it desires. In addition, the development and expansion of the Company's business and its entry into new markets will be dependent on, among other things, its ability to lease or purchase suitable sites, obtain equipment on a timely basis, obtain sufficient blocks of telephone numbers and negotiate suitable interconnection and collocation arrangements with ILECs on satisfactory terms. These factors and others could adversely affect the expansion of the Company's customer base and commencement of operations in new markets. If the Company is not able to expand its customer base or enter new markets in accordance with its plans, the growth of its business would be negatively affected.

RELIANCE ON THIRD PARTIES

        Because a key element of its business and growth strategy is the leasing of transport capacity, the Company is dependent upon the cooperation of other companies (known as "ILECs" and "CAP/CLECs") whose fiber optic networks and local loops are leased by the Company. As such, the Company leases from and relies upon its competitors. This carries considerable risks, including the following:

        - The Company must negotiate and renew favorable interconnection and collocation agreements with other companies. The rates charged to the Company under the interconnection agreements might not continue to be low enough for the Company to attract a sufficient number of customers and to operate the business on a profitable basis. In certain cases, the rates that have been or will be charged to the Company are subject to regulatory proceedings, the result of which the Company is unable to accurately predict.

        - The Company relies on the timeliness of other companies (ILECs and CAP/CLECs) which process the Company's orders for customers switching to the Company's service and for the maintenance of unbundled network elements ("UNEs") in order to assure uninterrupted service. The ILECs have had little experience in providing UNEs to other companies. Therefore, the ILECs might not be able to continue to provide and maintain the UNEs in a prompt and efficient manner.

        - The Company's interconnection agreements currently provide for the Company's connection and maintenance orders to receive attention at parity with the ILEC's or other CAP/CLEC's customers and for the ILEC to provide adequate trunking capacity to keep blockage within industry standards. However, the ILECs might not continue to comply with their network provisioning requirements. From time to time, in Las Vegas, the Company has experienced excessive blockage in the delivery of calls from the ILEC to the Company's switches due to inadequate trunk provisioning by the ILEC. Blocked calls result in customer dissatisfaction which may result in the loss of Company business.

RISKS DUE TO TECHNOLOGY:  POTENTIAL SYSTEM OR SECURITY FAILURE

        The Company's success in marketing its services to business and residential users requires the Company to provide reliable service. The Company's networks are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other factors which may cause interruptions in service or reduced capacity for the Company's customers. Interruptions in service, capacity limitations or security breaches could have a negative effect on customer acceptance and, therefore, on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGES

        The telecommunications industry is subject to rapid and significant changes in technology. While the Company believes that for the foreseeable future these changes will not materially affect or hinder the Company's ability to acquire necessary technologies, the Company cannot predict the effect of technological changes on its business. Thus, technological developments could negatively affect the Company.

FURTHER GROWTH RISKS -- QUALIFIED PERSONNEL

        The Company's ability to manage its expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's growth will increase the operating complexity of the Company as well as the level of responsibility for both existing and new management personnel. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel.

        The Company's business is managed by a small number of key management and operating personnel, whose loss could have a negative impact on the Company's business. None of the Company's key executives is a party to a long-term employment agreement with the Company. Furthermore, the Company does not maintain key man insurance on its officers. The Company's inability to effectively expand, train and manage its employee base could have a negative effect on its business.

RISKS ASSOCIATED WITH AUTOMATION

        The Company employs a proprietary management information system which is expected to be an important factor in its success. If the management information system fails or is unable to perform as expected, it would have a substantial adverse effect on the Company. Furthermore, problems may arise with higher processing volumes or with additional automation features, which could potentially result in system breakdowns and delays and additional, unanticipated expense to remedy the defect or to replace the defective system with an alternative system.

RISKS RELATED TO INTERNET SERVICES

        Maintenance of Peering Relationships. The Internet is comprised of many Internet service providers and underlying transport carriers who operate their own networks and interconnect with other Internet service providers at various points. As the Company commences the operation of Internet services, transport will be provided via wholesale carriers. The Company anticipates that as volume increases related to its Internet traffic, peering agreements will be entered into for the exchange of traffic with other Internet service providers.

        Peering relationships with other Internet service providers will permit the Company to exchange traffic with other Internet service providers without incurring settlement charges. Although the Company intends to meet the industry's current standards for peering, there is no guarantee that other national Internet service providers will maintain peering relationships with MGC. In addition, the requirements associated with maintaining peering relationships with the major national Internet service providers may change. The Company cannot provide assurance that it will be able to expand or adapt its network infrastructure to meet any new requirements on a timely basis, at a reasonable cost, or at all.

        Potential Liability of On-Line Service Providers. United States law relating to the liability of on-line service providers and Internet service providers for information carried on, disseminated through, or hosted on their systems is currently unsettled. If liability for materials carried on or disseminated through their systems is imposed on Internet service providers, the Company would likely implement measures to minimize its exposure to such liability. Such measures could require the Company to expend substantial resources or discontinue certain product or service offerings. In addition, increased attention on liability issues, as a result of litigation, legislation or legislative proposals could adversely affect the growth and use of Internet services.

CONTROL OF THE COMPANY

        As of March 15, 1999, Maurice J. Gallagher, Jr., Nield J. Montgomery, Timothy P. Flynn and Robert L. and Carol A. Priddy owned, directly or indirectly, in the aggregate, approximately 34.5% of the outstanding Common Stock and voting power of the Company. Accordingly, such stockholders collectively will likely be able to control the management policy of the Company, decide all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and elect the Board of Directors of the Company.

COMPETITION

        The Company believes that various legislative initiatives, including the Telecommunications Act of 1996, have removed barriers to local telephone service competition. Nevertheless, in light of the passage of the Telecommunications Act, regulators are also likely to provide ILECs with increased pricing flexibility as competition increases. If ILECs are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices, the net income or cash flow of the Company could be materially adversely affected.

        In its existing markets and the markets into which it intends to expand, the Company faces significant competition for its local telephone services. ILECs have long-standing relationships with their customers, which relationships may create competitive barriers. Furthermore, ILECs may have the potential to subsidize competitive service from monopoly service revenues. A continuing trend toward business combinations and alliances in the telecommunications industry may create larger, more powerful competitors.

        The Company also faces competition in the markets in which it operates from one or more CAP/CLECs operating fiber optic networks. Many of the Company's existing and potential competitors have financial, personnel and other resources significantly greater than those of the Company.

        The Company competes with AT&T, MCI Worldcom, Sprint and others in the long distance services market. Additionally, recent federal legislation permits the Regional Bell Operating Companies ("RBOCs") to provide long distance services once certain criteria are met. Once the RBOCs begin to provide such services, they will be in a position to offer single source service similar to the service the Company offers. In addition, several interexchange carriers have announced their intention to enter the local exchange services market, which is facilitated by the Act's resale and unbundled network element provisions. The Company cannot predict the number of competitors that will emerge as a result of existing or new federal and state regulatory or legislative actions, but increased competition from the RBOCs with respect to long distance services or from IXC's with respect to local exchange services could have a material adverse effect on the Company's business.

COMPETITION FOR DATA/INTERNET CUSTOMERS

        In its markets for data products and services, specifically those directed at Internet Service Providers and end-users of Internet products and services, the Company will face competition from a number of companies focused on the data services market, including companies with significantly greater financial resources, greater name recognition, more extensive business experience and greater market and service capabilities than the Company. In particular, the Company will be required to compete with companies that design and manufacture products exclusively for this market and large system integrators. Substantially all of the Company's current and prospective competitors in the data services market have substantially greater market presence and financial, technical, marketing and other resources than the Company.

COMPETITIVE REACTION

        Although the Company generally offers rates for its services which are below those currently charged by ILECs, ILECs or new competitors with greater capital and resources than the Company may meet or undercut the Company's price structure and prevent the Company from attaining the share of the local telecommunications market necessary to achieve profitable operations. The Company's ability to meet price competition may depend on its ability to operate at costs equal to or lower than its competitors or potential competitors. There is a risk that competitors, perceiving the Company to lack capital resources, may undercut the Company's rates or increase their services in an effort to force the Company out of business. Competitors may also attempt to place their existing customer base under long-term contractual agreements which may inhibit the Company's ability to convert these users to its services. In addition, the success of the Company will ultimately depend on management's ability to react expeditiously and effectively to exigencies that have not been taken into account in the Company's business plan.

REGULATION

        The Company is subject to varying degrees of federal, state and local regulation. The Company is not currently subject to price cap or rate of return regulation, nor is it currently required to obtain FCC authorization for the installation, acquisition or operation of its network facilities. The Company is generally subject to certification and tariff or price list filing requirements for intrastate services by state regulators. Although passage of the Telecommunications Act should result in increased opportunities for companies competing with the ILECs, changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry could have an adverse effect on the Company.

        Furthermore, while the Telecommunications Act reduces regulations to which non-dominant local exchange carriers are subject, it also reduces the level of regulation that applies to the ILECs and increases their ability to respond quickly to competition from the Company and others. In addition, although the Telecommunications Act provides incentives to ILECs to negotiate interconnection agreements with local competitors, there can be no assurance these ILECs will negotiate quickly with competitors such as the Company for the required interconnection of the competitor's networks with those of the ILECs or that interconnection agreements will be on terms favorable to the Company.

        For a further discussion on the effects of Governmental regulation on the Company see "Business - Government Regulations" in Item 1 of this Annual Report.

RISKS OF FUTURE ACQUISITIONS

        The Company may acquire other businesses as a means of expanding into new markets or developing new services. The Company is unable to predict whether or when any prospective acquisitions will occur or the likelihood of such a transaction being completed on favorable terms and conditions. Such transactions involve certain risks including, but not limited to: (1) difficulties assimilating acquired operations and personnel, (2) potential disruptions of the Company's ongoing business, (3) the diversion of resources and management time, (4) the possibility that uniform standards, controls, procedures and policies may not be maintained, (5) risks associated with entering new markets in which the Company has little or no experience, and (6) the potential impairment of relationships with employees or customers as a result of changes in management. Any business the Company might acquire might not perform as expected.

YEAR 2000 RISK

        For a discussion of certain risks presented by the ability of the Company and others on whom the Company relies to successfully make their computer systems Year 2000 compliant, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Year 2000" in Item 7 of this Annual Report.

LACK OF DIVIDEND HISTORY

        The Company has never declared or paid any cash dividends on its Common Stock and does not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon the earnings and capital requirements of the Company, the Company's debt facilities and other factors the Board of Directors considers appropriate. The Company intends to retain its earnings, if any, to finance the development and expansion of its business. Furthermore, the Company's ability to declare and pay cash dividends on its Common Stock is restricted by certain covenants in the Indenture relating to the Company's 13% Senior Secured Notes due 2004 (the "Senior Secured Notes").

FORWARD LOOKING STATEMENTS

        Certain statements contained in this Report that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. Management wishes to caution the reader these forward-looking statements such as the Company's plans to expand its existing network through collocation, statements regarding development, introduction and acceptance of the Company's products or business, statements regarding the Company's ability to achieve or exceed its goals or reach profitability in the future, statements regarding the adequacy or availability of financing, statements regarding the outcome of regulatory proceedings or the effect of government regulations or similar statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions. Actual results may differ materially as a result of risks facing the Company or actual results differing from assumptions underlying such statements. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its existing and proposed services to current and new customers in existing and planned markets, successfully develop commercially viable data and Internet offerings, access markets, install switches and obtain suitable locations for its switches, negotiate and renew suitable interconnect agreements with the ILECs, obtain an acceptable level of cooperation from the ILECs, all in a timely manner, at reasonable cost and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could materially affect the Company's future results. All forward-looking statements made in this Report are expressly qualified in their entirety by these cautionary statements.

ITEM 2. PROPERTY

        In Las Vegas, the Company has a five year lease (expiring in 2001) with a five year option for the site housing its switch. In addition, the Company leases space in Las Vegas for its corporate headquarters, national customer service operations, national sales personnel, Las Vegas sales personnel and general administration. This lease expires in 2003. This facility is owned by a limited liability company which is principally owned by two of the Company's principal stockholders and Directors, Maurice J. Gallagher, Jr. and Timothy P. Flynn.

        The Company owns premises housing its switch facilities in its Ontario, Chicago, Long Beach, San Diego and Fort Lauderdale locations. The switch site in Atlanta has been leased for a term expiring in 2007 with certain renewal options. Facilities housing the local sales and administration staff have been leased in each market.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The Company's Common Stock, $.001 par value, is traded on the NASDAQ Stock Market under the symbol "MGCX." As of March 15, 1999, there were approximately 164 holders of record of the Company's Common Stock. The following sets forth the reported high and low sale prices for the Common Stock for each fiscal quarter since the Company's Common Stock first commenced trading on May 11, 1998.

               Fiscal year ended
               December 31, 1998                    High           Low
               -----------------                   ------        ------
        May 11, 1998 through June 30, 1998         $19.56        $14.00

        Quarter Ending September 30, 1998          $17.93        $ 8.00

        Quarter Ending December 31, 1998           $10.50        $ 5.25

        As of March 15, 1999 the closing price of the common stock was $8.25.

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

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this Item is as follows:

                                                                   (IN THOUSANDS EXCEPT
                                                                      PER SHARE DATA)
                                                          1998             1997              1996
                                                       ---------         ---------         ---------
Operating revenues                                     $  18,249         $   3,791         $       1
Net loss                                                 (32,065)          (10,836)           (1,491)
Basic and diluted loss per
  share of common stock*                                   (2.26)            (1.30)            (2.11)
Total assets                                             252,119           191,977            12,339
Long-term debt including current maturities              157,295           156,637                --
Redeemable Series A Convertible Preferred Stock               --            16,665                --

* See Note 1 of Notes to Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        MGC began providing competitive local exchange services to small business and residential users in December 1996, and in February 1998, began offering long distance services in its existing markets. MGC's network strategy consists of purchasing and deploying switching equipment, collocating equipment in the incumbent local exchange carriers' (ILEC) central offices and leasing fiber optic transmission capacity from ILECs and other providers of communications transport services. Currently, the Company has switches fully operational in Las Vegas, Atlanta, Chicago, Southern Florida, and in selected suburban areas of Southern California, including the Los Angeles area and San Diego.

        The Company's 1997 revenues were generated from sales of telecommunications services consisting primarily of local phone service, switched access billings and non-recurring charges, principally installation charges. In 1998, long distance services also contributed to the Company's revenue base.

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

        During 1998, the Company expanded significantly with the installation of four additional switches and the build out of 182 additional collocation sites. As expected, both cost of operating revenues and selling, general and administrative costs increased as many of the fixed costs of providing service in new markets are incurred before significant revenue can be generated from those markets. In addition, significant levels of marketing activity were incurred in new markets in order for the Company to build its initial base of customers.

        The development and expansion of the Company's business has required and will continue to require significant capital expenditures primarily consisting of the purchase of communications switching and associated equipment, the purchase of land for switching sites and the construction of buildings or leasehold improvements to switching and collocation facilities. As part of its "smart build" network strategy, the Company purchased and installed host switches in each of its markets while leasing transport and unbundled networks elements (UNEs) from the ILEC and other CLECs. The Company believes this facilities-based strategy, while initially increasing its level of capital expenditures and operating losses, will enhance its long-term financial performance in comparison to a resale strategy.

        The Company has experienced operating losses and generated negative EBITDA since inception and expects to continue to generate negative EBITDA through the 1999 fiscal year while it continues to expand its networks and develop its product offerings and customer base. There can be no assurance the Company's revenue or customer base will grow or that the Company will be able to achieve or sustain positive EBITDA.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VS. 1997

        Total operating revenues for the year ended December 31, 1998 were $18.2 million as compared to $3.8 million for the year ended December 31, 1997. The 379% increase is a result of the installation of four additional switches, an increase in the number of lines in service and the introduction of long distance service in early 1998. The Company provided telecommunications services in only Las Vegas until December, 1997 when service was initiated in Atlanta and the Inland Empire region of Southern California. As a result of the network expansion, service was also offered in Chicago as well as additional suburban areas of Southern California, including San Diego during 1998. The Company had 47,744 lines in service as of December 31, 1998 as compared to 15,590 lines in service as of December 31, 1997, a 206% increase.

        Cost of operating revenues for the year ended December 31, 1998 was $17.1 million as compared to $3.9 million for the year ended December 31, 1997. The 338% increase is due to the increased number of lines in service during 1998, network expenses associated with long distance service, and installation and operational expenses associated with the significant expansion of the Company's network.

        For the year ended December 31, 1998, selling, general and administrative expenses totaled $17.9 million a 180% increase over the $6.4 million for the year ended December 31, 1997. The increase in expenses resulted from increased costs attributable to the marketing of the Company's services, delivery of customer service and to support the Company's continued network expansion.

        For the year ended December 31, 1998, depreciation and amortization was $5.2 million as compared to $1.3 million for the year ended December 31, 1997. This increase is a result of placing additional assets in service during the period in accordance with the Company's planned build-out of its network. As of December 31, 1998 the Company had seven operational switches and 207 collocation sites built out as compared to three switches and 25 collocation sites as of December 31, 1997.

        Interest expense for fiscal 1998 totaled $19.1 million as compared to $5.5 million for fiscal 1997. The increase is primarily attributable to a full year of interest incurred on the Senior Secured Notes issued by the Company in September 1997.

        Interest income was $8.8 million for the year ended December 31, 1998 compared to $2.5 million for the year ended December 31, 1997. The income is attributable to earnings on investments made with the proceeds from the issuance of Senior Secured Notes in September 1997 and with the proceeds from the sale of the Company's common and Preferred Stock.

        The Company incurred net losses of $32.1 million and $10.8 million during the 1998 and 1997 fiscal years, respectively.

YEAR ENDED DECEMBER 31, 1996

        The Company's operations prior to December 1996 were limited to start-up activities and, as a result, the Company's revenues and expenditures for the period were not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company did not begin revenue-generating operations until December 1996. As a result, any comparison of the year ended December 31, 1997 with the year ended December 31, 1996 would not be meaningful.

        During the year ended December 31, 1996, the Company generated $1,000 in operating revenues as a result of commencing service during the month of December. The Company had cost of operating revenues of $0.3 million which represents primarily fixed costs. In addition, the Company incurred other operating expenses, including depreciation and amortization, of $1.3 million in connection with the commencement of operations and the build-out of its network. These expenses consisted primarily of payroll expenses, professional fees, expenses related to the introduction of initial service and a one-time write-off of purchased software.

        The Company earned interest income in the period of $0.1 million.

        As a result, the Company incurred a net loss in the period of $1.5 million. This loss is primarily attributable to the expenses incurred in connection with the initial development of the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations require substantial capital investment for the purchase of telecommunications equipment and the development and installation of the Company's network. Capital expenditures for the years ended December 31, 1998 and 1997 were $97.0 million and $22.6 million, respectively. The Company expects it will continue to have substantial capital requirements in connection with the purchase of equipment necessary for continued expansion of its network footprint in its existing markets, and the development of new products and services. In addition, the Company is currently evaluating possible expansion into new markets during 1999. Management expects capital expenditures of approximately $40.0 million for fiscal year 1999, which will be funded by cash on hand and investments available-for-sale that were generated through the private sales of debt and equity securities as well as through its initial public offering of common stock. In addition, the Company is currently evaluating financing proposals from vendor and equipment lease financing companies. Should this financing be available on acceptable terms, the Company may consider accelerating its growth plans and expanding its product offerings.

        From its inception through its initial public offering (IPO), the Company raised approximately $17.9 million from private sales of Common Stock.

        In September 1997, the Company completed a $160.0 million offering of Senior Secured Notes and warrants to purchase 862,923 shares of common stock (after giving effect to certain anti-dilution adjustments). At the closing of the sale of the Senior Secured Notes, the Company used approximately $56.8 million of the net proceeds from the sale of the Senior Secured Notes to purchase a portfolio of securities that has been pledged as security to cover the first six interest payments on the Senior Secured Notes. The Company used approximately $3.1 million of the net proceeds to pay accounts payable incurred in connection with the acquisition of equipment. In addition, the Company has granted the holders of the Senior Secured Notes a security interest in a substantial portion of the Company's telecommunications equipment.

        In November 1997 and January 1998, the Company issued an aggregate of 6,571,427 shares of Series A Convertible Preferred Stock at $3.50 per share for net proceeds of $21.6 million. In May 1998, the shares of Series A Convertible Preferred Stock were converted into 3,942,856 shares of common stock simultaneously with the Company's initial public offering.

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

     The substantial capital investment required to initiate the Company's services and the funding of the Company's initial operations has resulted in negative investing and operating cash flow since the Company's inception. This negative cash flow from operations is a result of the need to establish the Company's network in anticipation of connecting revenue-generating customers. The Company expects to continue recording negative cash flow from operations throughout the 1999 fiscal year due to continued network expansion activities. There can be no assurance the Company will attain break-even cash flow from operations in subsequent periods. Until sufficient cash flow from operations is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities. Based upon its current business plan, the Company does not expect to require additional financing; however, there can be no assurance the Company will not require additional financing, or as to the availability or the terms of any such financing. Moreover, the indenture governing the Senior Secured Notes imposes certain restrictions upon the Company's ability to incur additional indebtedness or issue preferred stock.

IMPACT OF YEAR 2000

     The Year 2000 issue, commonly referred to as Y2K, is rooted in the way computer systems have been set up to handle the computation of dates. In many cases, where a date is used in computer code, a two digit field has been used to indicate the year, (i.e., 01/01/98 = January 1, 1998). The system assumes that the first two digits in the year field are "19." With the end of the century approaching, those same systems should reflect 01/01/00 as being "January 1, 2000." However, a non-compliant system will read 01/01/00 as January 1, 1900.

      MGC has been focused on Year 2000 issues since its inception in 1996. In recognition of the priority associated with the Year 2000 issue, the Company has established a Year 2000 Project Team at the corporate level to lead the Year 2000 effort. Since the Company is young, much of the hardware and software currently in place was purchased with Y2K readiness in mind. The Company's Y2K plans include a number of phases designed to evaluate and prepare for readiness by June 1999.

        The Company has completed the inventory and assessment of all network and information system elements and has begun the renovation and testing phases. The Company's mission critical components, including the telecommunications network and systems which execute processes such as service assurance, access management, service delivery, customer service and billing, are targeted for Year 2000 compliance by June, 1999. Integration testing will continue throughout the remainder of 1999. Subject to additional compliance testing, the Company believes that its essential processes, systems and business functions will be ready for the 1999 to Year 2000 transition.

        The Company has received assurance from its significant vendors including its major telecommunications equipment supplier that their applications are Year 2000 compliant. Maintenance or modification costs associated with making changes, if needed, will be expensed as incurred.

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

        The Company is currently in the process of developing contingency plans should certain mission critical systems fail as a result of Y2K issues. The Company is also participating in industry wide efforts to address Year 2000 issues with the goal of developing contingency plans addressing not only the Company's issues but also those of the telecommunications industry as a whole.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 for 1998 as reported in the accompanying consolidated financial statements.

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

        The American Institute of Certified Public Accountants recently issued

Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred and the application of SOP 98-5 will have no material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        All the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        MGC did not re-elect KPMG LLP ("KPMG") as its independent accountants on February 6, 1998. KPMG's report on the Company's financial statements for the years ended December 31, 1996 and 1995, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. During KPMG's engagement with the Company, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which were not resolved to KPMG's satisfaction. During KPMG's engagement with the Company, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K issued under the Securities Act of 1933, as amended).

        As of February 6, 1998, Arthur Andersen LLP has been retained by the Company as its principal accountants to audit the Company's financial statements for the years ended December 31, 1998 and 1997. The Company had not consulted Arthur Andersen LLP prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a disagreement with KPMG or a reportable event.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 21, 1999, which Proxy Statement is to be filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 21, 1999, which Proxy Statement is to be filed with the Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the data under the heading "STOCK OWNERSHIP" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 21, 1999, which Proxy Statement is to be filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the data under the heading "CERTAIN TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 21, 1999, which Proxy Statement is to be filed with the Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)

                1. The response to this portion of Item 14 is submitted as a separate section of this report.

                2. The response to this portion of Item 14 is submitted as a separate section of this report.

                3.      Filing of Exhibits:
                        Exhibit 10.24 - First Amendment to Lease with Cheyenne
                                        Investments LLC
                        Exhibit 10.25 - Second Amendment to Lease with Cheyenne
                                        Investments LLC
                        Exhibit 21 - Subsidiaries of the Registrant
                        Exhibit 23.1 - Consent of Arthur Andersen LLP
                        Exhibit 23.2 - Consent of KPMG LLP
                        Exhibit 27 - Financial Data Schedule

        (b) The Registrant did not file any current report on Form 8-K for the fourth quarter 1998.

        (c) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

                           EXHIBIT NO. AND DESCRIPTION

3.1     Articles of Incorporation and Amendments.(1)

3.2     By-laws.(1)

3.3     Stockholders Agreement dated as of November 26, 1997, among the Company,
        Maurice J. Gallagher, Jr., Nield J. Montgomery and certain investors identified therein.(1)

4.1 See the Articles of Incorporation and amendments filed as Exhibit 3.1, the By-laws filed as Exhibit 3.2 and the Stockholders Agreement filed as
        Exhibit 3.3.

4.2     Certificate of MGC Communications, Inc. of the Rights, Preferences,
        Privileges and Restrictions of Series A Preferred Stock.(1)

4.3     Indenture dated as of September 29, 1997, between the Company and Marine
        Midland Bank, as Trustee.(1)

4.4     Registration Rights Agreement dated as of September 29, 1997, among the
        Company, Bear, Stearns & Co. Inc. and Furman Selz LLC.(1)

4.5 Security Agreement dated as of September 29, 1997, between the Company and Marine Midland Bank.(1)

4.6 Collateral Pledge and Security Agreement dated as of September 29, 1997, between the Company and Marine Midland Bank.(1)

10.1    Network Products Purchase Agreement dated May 21, 1997, between the
        Company and Northern Telecom, Inc. (1) The Commission has granted confidential treatment with respect to certain portions of this Agreement.

10.2    Employment/Stock Repurchase Agreement dated as of June 1996 between the
        Company and Nield J. Montgomery, as amended as of September 1,
        1997.(1)(3)

10.3 Employment and Stock Repurchase Agreement dated May 28, 1997, between the Company and John Boersma.(1)(3)

10.4    Stock Purchase Agreement dated August 29, 1997, between the Company
        Mitchell Allee.(1)

10.5    Stock Option Plan.(1)(3)

10.6    Purchase Agreement dated September 24, 1997, among the Company, Bear,
        Stearns & Co. Inc. and Furman Selz LLC.(1)

                           EXHIBIT NO. AND DESCRIPTION

10.7    Warrant Agreement dated September 29, 1997, between the Company and
        Marine Midland Bank.(1)

10.8 Warrant Registration Rights Agreement dated as of September 29, 1997, among the Company, Bear, Stearns & Co. Inc. and Furman Selz LLC.(1)

10.9    Private Placement Bank Escrow Agreement dated September 1997 among the
        Company, Bear, Stearns & Co. Inc. and certain investors identified therein.(1)

10.10 Standard Office Lease Agreement dated July 1, 1997, between the Company and Cheyenne Investments L.L.C.(1)

10.11   Securities Purchase Agreement dated as of November 26, 1997, among the
        Company and the investors identified therein.(1)

10.12   Securities Purchase Agreement dated as of January 8, 1998, among the
        Company and the investors identified therein.(2)

10.13   Employment/Stock Repurchase Agreement dated March 20, 1998 between
        Michael Burke and the Company.(1)(3)

10.14   Employment/Stock Repurchase Agreement dated March 20, 1998 between David
        Clark and the Company.(1)(3)

10.15   Employment/Stock Repurchase Agreement dated March 20, 1998 between Kent
        Heyman and the Company.(1)(3)

10.16   Employment/Stock Repurchase Agreement dated March 9, 1998 between James
        J. Hurley III and the Company.(1)(3)

10.17   Employment/Stock Repurchase Agreement dated March 20, 1998 between
        Thomas Keough and the Company.(1)(3)

10.18   Employment/Stock Repurchase Agreement dated February 16, 1998 between
        James D. Mitchell and the Company.(1)(3)

10.19   Employment/Stock Repurchase Agreement dated March 20, 1998 between Carol
        Mittwede and the Company.(1)(3)

10.20   Employment/Stock Repurchase Agreement dated March 20, 1998 between Mark
        Peterson and the Company.(1)(3)

10.21   Employment/Stock Repurchase Agreement dated March 20, 1998 between David
        Rahm and the Company.(1)(3)

10.22   Employment/Stock Repurchase Agreement dated February 11, 1998 between
        Walter Rusak and the Company.(1)(3)

10.23   Employment/Stock Repurchase Agreement dated March 20, 1998 between Linda
        M. Sunbury and the Company.(1)(3)

10.24   First Amendment to Lease dated May 1, 1998 between Cheyenne Investments,
        LLC and the Company.

10.25   Second Amendment to Lease dated December 29, 1998 between Cheyenne
        Investments, LLC and the Company.

21      Subsidiaries of the Registrant

23.1    Consent of Arthur Andersen LLP

23.2    Consent of KPMG LLP

27      Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-38875) previously filed with the Commission.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-49085) previously filed with the Commission.

(3) Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 14 (C) of Form 10-K.

        All schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements or related notes thereto.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MGC COMMUNICATIONS, INC.



                                       By  /s/ Nield J. Montgomery
                                       Nield J. Montgomery, President and
                                       Chief Executive Officer

                                       Date: March 23, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Nield J. Montgomery                                   March 23, 1999
Nield J. Montgomery, President (Chief
Executive Officer) and Director

/s/ Linda M. Sunbury                                      March 23, 1999
Linda M. Sunbury, Vice President (Chief
Financial Officer and Principal
Accounting Officer)

/s/ Maurice J. Gallagher, Jr.                             March 23, 1999
Maurice J. Gallagher, Jr. Director
(Chairman of the Board)

/s/ Timothy P. Flynn                                      March 23, 1999
Timothy P. Flynn, Director

/s/ Jack L. Hancock                                       March 23, 1999
Jack L. Hancock, Director

                                                          March __, 1999
David Kronfeld, Director

                                                          March __, 1999
Thomas Neustaetter, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            MGC COMMUNICATIONS, INC.

                                                                                             PAGE
                                                                                             ----
Report of Independent Public Accountants                                                     F-2

Independent Auditors' Report                                                                 F-3

Consolidated Balance Sheets as of December 31, 1998 and 1997                                 F-4

Consolidated Statements of Operations for the years ended December 31, 1998,
1997 and 1996                                                                                F-5

Consolidated Statements of Redeemable Preferred Stock and Stockholders'
  Equity for the years ended December 31, 1998, 1997 and 1996                                F-6

Consolidated Statements of Cash Flows for the years ended December 31,
  1998, 1997 and 1996                                                                        F-7

Notes to Consolidated Financial Statements                                                   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
MGC Communications, Inc.:

We have audited the accompanying consolidated balance sheets of MGC Communications, Inc. (a Nevada corporation) and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGC Communications, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



Las Vegas, Nevada
March 2, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MGC Communications, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows of MGC Communications, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of MGC Communications, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                  /s/ KPMG LLP


Las Vegas, Nevada
August 18, 1997

                            MGC COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                  DECEMBER 31,
                                                                          ---------------------------
                                                                            1998              1997
                                                                          ---------         ---------
                                                ASSETS
Current assets:
  Cash and cash equivalents                                               $  11,886         $  45,054
  Investments held-to-maturity                                                   --             7,797
  Investments available-for-sale                                              9,851                --
  Restricted investments                                                     20,797            18,482
  Accounts receivable, less allowance for doubtful
    accounts of $257 and $216 at December 31, 1998 and
    1997, respectively                                                        6,360             1,200
  Prepaid expenses                                                              208               277
                                                                          ---------         ---------
        Total current assets                                                 49,102            72,810
Property and equipment, net                                                 116,380            24,617
Investments held-to-maturity                                                     --            49,913
Investments available-for-sale                                               63,212                --
Restricted investments                                                       18,582            39,092
Deferred financing costs, net of accumulated amortization of
 $1,065 and $198 as of December 31, 1998 and 1997, respectively               4,714             5,448
Other assets                                                                    129                97
                                                                          ---------         ---------
        Total assets                                                      $ 252,119         $ 191,977
                                                                          =========         =========

                               LIABILITIES, REDEEMABLE PREFERRED STOCK
                                       AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                    $     332         $     381
  Accounts payable:
        Trade                                                                 5,314               462
        Property and equipment                                               18,577             3,123
  Accrued interest                                                            5,200             5,328
  Accrued other expenses                                                      2,473               786
                                                                          ---------         ---------
        Total current liabilities                                            31,896            10,080
Senior Secured Notes, net of unamortized discount of
  $3,307 and $3,882 at December 31, 1998 and 1997,
  respectively                                                              156,693           156,118
Other long-term debt                                                            270               138
                                                                          ---------         ---------
        Total liabilities                                                   188,859           166,336
                                                                          ---------         ---------
Commitments and contingencies
Redeemable preferred stock:
  8% Series A convertible preferred stock, 6,571,450
    shares authorized, 5,148,570 issued and outstanding at
    December 31, 1997                                                            --            16,665
Stockholders' equity:
  Preferred stock, 43,428,550 shares authorized but
    unissued                                                                     --                --
  Common stock, $0.001 par value, 60,000,000 shares
    authorized, 17,190,428 and 8,799,600 shares issued
    and outstanding                                                              17                 9
  Additional paid-in capital                                                108,991            22,118
  Accumulated deficit                                                       (44,392)          (12,463)
                                                                          ---------         ---------
                                                                             64,616             9,664
  Accumulated other comprehensive income                                        817                --
  Notes receivable from stockholders for issuance of
    common stock                                                             (2,173)             (688)
                                                                          ---------         ---------
        Total stockholders' equity                                           63,260             8,976
                                                                          ---------         ---------
        Total liabilities, redeemable preferred stock and
          stockholders' equity                                            $ 252,119         $ 191,977
                                                                          =========         =========


          See accompanying notes to consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                 1998                 1997                 1996
                                             ------------         ------------         ------------
Telecommunication services:
  Operating revenues                         $     18,249         $      3,791         $          1
                                             ------------         ------------         ------------
Operating expenses:
  Cost of operating revenues
   (excluding depreciation)                        17,129                3,928                  305
  Selling, general and administrative              17,877                6,440                  841
  Depreciation and amortization                     5,238                1,274                   54
  Write-off of purchased software                      --                   --                  355
                                             ------------         ------------         ------------
                                                   40,244               11,642                1,555
                                             ------------         ------------         ------------
        Loss from operations                      (21,995)              (7,851)              (1,554)
Other income (expense):
  Gain on sale of investments                         223                   --                   --
  Interest income                                   8,771                2,507                   63
  Interest expense
   (net of amount capitalized)                    (19,064)              (5,492)                  --
                                             ------------         ------------         ------------
        Net loss                                  (32,065)             (10,836)              (1,491)
Accrued preferred stock dividend                       --                 (136)                  --
Net loss applicable to common
 stockholders                                $    (32,065)        $    (10,972)        $     (1,491)
                                             ============         ============         ============
Basic and diluted loss per
 share of common stock                       $      (2.26)        $      (1.30)        $      (2.11)
                                             ============         ============         ============
Basic and diluted weighted average
 shares outstanding                            14,178,729            8,458,991              707,359
                                             ============         ============         ============


                 See accompanying notes to consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                REDEEMABLE PREFERRED STOCK                    COMMON STOCK
                                          -------------------------------------        ----------------------------
                                            SHARES                     AMOUNT            SHARES            AMOUNT
                                          ----------                 ----------        ----------        ----------
BALANCE AT JANUARY 1, 1996............            --                 $       --           240,000        $       --
Common stock issued for services
  contributed by stockholder..........            --                         --           480,000                 1
Common stock issued for cash..........            --                         --         6,456,000                 6
Net loss..............................            --                         --                --                --
                                          ----------                 ----------        ----------        ----------
BALANCE AT DECEMBER 31, 1996..........            --                         --         7,176,000                 7
Common stock issued for cash..........            --                         --         1,458,600                 2
Common stock issued for notes
  receivable..........................            --                         --           165,000                --
Proceeds from offering allocated
  to warrants.........................            --                         --                --                --
Warrants issued for common stock
  commitment..........................            --                         --                --                --
Net loss..............................            --                         --                --                --
8% Series A Convertible Preferred
  Stock issued for cash...............     5,148,570                     16,665                --                --
Accrued preferred stock
  dividend............................            --                         --                --                --
                                          ----------                 ----------        ----------        ----------
BALANCE AT DECEMBER 31, 1997..........     5,148,570                     16,665         8,799,600                 9
Common stock issued for cash..........            --                         --           100,680                --
Common stock issued for notes
  receivable..........................            --                         --           189,000                --
Warrants and options exercised
  for common stock....................            --                         --           133,309                --
8% Series A Convertible Preferred
  Stock issued for cash...............     1,422,857                      4,980                --                --
Accrued preferred stock dividend......            --                         --                --                --
Common stock issued for cash (IPO)....            --                         --         4,025,000                 4
Conversion of preferred stock to
   common stock.......................    (6,571,427)                   (21,645)        3,942,839                 4
Unrealized gain on investments
   available for sale.................            --                         --                --                --
Net loss..............................            --                         --                --                --
                                          ----------                 ----------        ----------        ----------
BALANCE AT DECEMBER 31, 1998..........            --                 $       --        17,190,428        $       17
                                          ==========                 ==========        ==========        ==========


                                                                                  NOTES
                                                                             RECEIVABLE FROM      ACCUMULATED
                                           ADDITIONAL                        STOCKHOLDERS FOR        OTHER            TOTAL
                                            PAID-IN         ACCUMULATED        ISSUANCE OF       COMPREHENSIVE     STOCKHOLDERS'
                                            CAPITAL           DEFICIT          COMMON STOCK          INCOME           EQUITY
                                           ----------       -----------      ----------------    -------------     -------------
BALANCE AT JANUARY 1, 1996.............   $        1         $      --         $       --          $      --        $        1
Common stock issued for services
  contributed by stockholder...........             1                --                 --                 --                 2
Common stock issued for cash...........        12,274                --                 --                 --            12,280
Net loss...............................            --            (1,491)                --                 --            (1,491)
                                           ----------        ----------         ----------         ----------        ----------
BALANCE AT DECEMBER 31, 1996...........        12,276            (1,491)                --                 --            10,792
Common stock issued for cash...........         4,860                --                 --                 --             4,862
Common stock issued for notes
  receivable...........................           688                --               (688)                --                --
Proceeds from offering allocated
  to warrants..........................         3,885                --                 --                 --             3,885
Warrants issued for common stock
  commitment...........................           409                --                 --                 --               409
Net loss...............................            --           (10,836)                --                 --           (10,836)
8% Series A Convertible Preferred
  Stock issued for cash................            --                --                 --                 --                --
Accrued preferred stock
  dividend.............................            --              (136)                --                 --              (136)
                                           ----------        ----------         ----------         ----------        ----------
BALANCE AT DECEMBER 31, 1997...........        22,118           (12,463)              (688)                --             8,976
Common stock issued for cash...........           774                --                 --                 --               774
Common stock issued for notes
  receivable...........................         1,485                --             (1,485)                --                --
Warrants and options exercised
  for common stock.....................            14                --                 --                 --                14
8% Series A Convertible Preferred
  Stock issued for cash................            --                --                 --                 --                --
Accrued preferred stock dividend.......            --              (654)                --                 --              (654)
Common stock issued for cash (IPO).....        62,959                --                 --                 --            62,963
Conversion of preferred stock to
   common stock........................        21,461               790                 --                 --            22,435
Unrealized gain on investments
   available for sale..................            --                --                 --                817               817
Net loss...............................            --           (32,065)                --                 --           (32,065)
                                           ----------        ----------         ----------         ----------        ----------
BALANCE AT DECEMBER 31, 1998...........    $  108,991        $  (44,392)        $   (2,173)        $      817        $   63,260
                                           ==========        ==========         ==========         ==========        ==========



          See accompanying notes to consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                  1998             1997              1996
                                                               ---------         ---------         ---------
Cash flows from operating activities:
  Net loss                                                     $ (32,065)        $ (10,836)        $  (1,491)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                                    5,238             1,274                54
  Gain on sale of investments                                        223                --                --
  Write-off of purchased software                                     --                --               355
  Amortization of debt discount                                      575               144                --
  Amortization of deferred debt financing costs                      867               198                --
  Stock issued for services rendered                                  --                --                 2
  Changes in assets and liabilities:
    Increase in accounts receivable, net                          (5,160)           (1,190)               (9)
    Decrease (increase) in prepaid expenses                           69              (254)              (23)
    Increase in other assets                                         (32)              (91)               (5)
    Increase in accounts payable-- trade                           4,852               386                76
    Increase in accrued expenses                                   1,695             5,879                99
                                                               ---------         ---------         ---------
        Net cash used in operating activities                    (23,738)           (4,490)             (942)
                                                               ---------         ---------         ---------
Cash flows from investing activities:
  Purchase of property and equipment, net of payables            (81,597)          (20,207)           (2,287)
  Purchase of investments held-to-maturity                            --           (57,710)               --
  Purchase of investments available-for-sale, net                (14,759)               --                --
  Sale (purchase) of restricted investments                       18,195           (57,574)               --
                                                               ---------         ---------         ---------
        Net cash used in investing activities                    (78,161)         (135,491)           (2,287)
                                                               ---------         ---------         ---------
Cash flows from financing activities:
  Proceeds from issuance of Senior Secured
    Notes net of discount of $4,026                                   --           155,974                --
  Costs associated with issuance of Senior
    Secured Notes and warrants                                      (133)           (5,237)               --
  Proceeds from issuance of 8% Series A convertible
    preferred stock, net of issuance costs                         4,980            16,665                --
  Proceeds from issuance of warrants                                  --             3,885                --
  Proceeds (payments) on other long term debt, net                   133              (164)               --
Proceeds from issuance of common stock                               788             6,015            11,126
Proceeds from issuance of common stock (IPO)                      62,963                --                --
                                                               ---------         ---------         ---------
        Net cash provided by financing activities                 68,731           177,138            11,126
                                                               ---------         ---------         ---------
        Net (decrease) increase in cash                          (33,168)           37,157             7,897
Cash and cash equivalents at beginning of period                  45,054             7,897                --
                                                               ---------         ---------         ---------
Cash and cash equivalents at the end of period                 $  11,886         $  45,054         $   7,897
                                                               =========         =========         =========
Supplemental schedule of non-cash investing
  and financing activities:
  Stock issued for services rendered                           $      --         $      --         $       2
                                                               =========         =========         =========
  Increase in property and equipment purchases included
    in accounts payable -- property and equipment              $  15,454         $   1,751         $   1,372
                                                               =========         =========         =========
  Notes payable issued for property and equipment              $      50         $     683         $      --
                                                               =========         =========         =========
  Stock issued for notes receivable                            $   1,485         $     688         $      --
                                                               =========         =========         =========
  Warrants issued as consideration in debt offering
    capitalized as deferred financing costs                    $      --         $     409         $      --
                                                               =========         =========         =========
  Other disclosures:
  Cash paid for interest net of amounts capitalized            $  19,192         $     164         $      --
                                                               =========         =========         =========



          See accompanying notes to consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(1)     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

        The accompanying consolidated financial statements of MGC
Communications, Inc. (the "Company"), a Nevada corporation, include the accounts of the Company and its wholly-owned subsidiary, MGC Lease Corporation. All significant inter-company balances have been eliminated.

        The Company was organized on October 16, 1995 as a competitive local exchange carrier to provide low cost alternative communication services to residential and small business users through the utilization of Company owned switches and network architecture leased from incumbent local exchange carriers. During the year ended December 31, 1998, the Company operated in Las Vegas, Atlanta, Chicago, southern Florida, and selected suburban areas of southern California including San Diego with substantially all of its operating revenues being derived from the Las Vegas, Ontario, and Atlanta operations.

REVENUE RECOGNITION

        The Company recognizes operating revenues from communication services in the period the related services are provided. Due to current disputes and pending arbitration and litigation, the Company has recognized switched access revenues based on management's best estimate of the probable collections from such revenue. For the years ended December 31, 1998, 1997 and 1996, the Company has recognized in operating revenues switched access revenues of approximately $7,378,000, $730,000 and $0, respectively. Included in trade accounts receivable in the accompanying balance sheets as of December 31, 1998 and 1997 are receivables related to switched access of approximately $3,590,000 and $730,000, respectively.

CASH AND CASH EQUIVALENTS

        The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

RESTRICTED INVESTMENTS

        Restricted investments consist of U.S. Treasury Notes which are restricted in that they must be used for the repayment of interest on certain debt and are stated at amortized cost plus accrued interest. Management designated these investments as held-to-maturity securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The carrying value of the restricted investments approximates the fair value.

ADVERTISING COSTS

        The Company expenses advertising costs in the period incurred. As of December 31, 1998, 1997 and 1996 the Company had expensed advertising costs of $810,000, $125,000 and $0, respectively.

INVESTMENTS

        Investments classified as available-for-sale at December 31, 1998 were classified as held-to-maturity as of December 31, 1997. During the fourth quarter of 1998, the Company sold investments, previously classified as held-to-maturity, prior to their maturity date. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the classification of these investments has been appropriately changed in the accompanying consolidated financial statements.

        Available-for-sale securities represent investments principally in commercial paper and government securities. The commercial paper matures in March of 1999 and the government securities mature periodically through September 30, 2001. The unamortized cost basis of these investments at December 31, 1998 is approximately $72,246,000. The cost basis for which the realized gain was calculated on available-for-sale securities was $72,023,000 using the specific identification method.

PROPERTY AND EQUIPMENT

        Property and equipment are carried at cost, less accumulated depreciation and amortization. Direct and indirect costs of construction are capitalized, and include $3,175,000 and $188,000 of interest costs related to construction during 1998 and 1997, respectively. Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is put into service.

Estimated useful lives of property and equipment are as follows:

        Buildings                                              40 years
        Telecommunications and other switching
          equipment                                            5-10 years
        Computer hardware and software                         3-5 years
        Office furniture & equipment                           3-5 years
        Leasehold improvements                                 the  lesser  of  the  estimated
                                                               useful lives or term of lease

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1998 and 1997, the carrying value of all financial instruments (accounts receivable, accounts payable and long-term debt) approximates fair value due to the short term nature of the instruments or interest rates, which are comparable with current rates.

LONG-LIVED ASSETS

        Management periodically evaluates the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized. Management believes no material impairment in the value of long-lived assets exists at December 31, 1998 or 1997.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 as reflected in the accompanying consolidated financial statements.

        In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates as one segment.

        The American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities." SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred and the application of SOP 98-5 will have no material impact on the Company's consolidated financial statements.

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

RECLASSIFICATION

        Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

(2)     PLAN OF OPERATIONS

        In September 1997, the Company completed an offering of 160,000 units consisting of $160 million of 13% Senior Secured Notes due in 2004 (the "Notes") and warrants to purchase shares of common stock, as discussed in Note 4. The Company expects to continue its expansion and development of services into new markets. The Company expects to fund its capital requirements through existing resources, debt or equity financing and internally generated funds.

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

        Management also recognizes that certain risks are inherent to the industry. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its existing and proposed services to current and new customers in existing and planned markets, successfully develop commercially viable data and Internet offerings, access markets, install switches and obtain suitable locations for its switches, negotiate suitable interconnect agreements with the ILECs, obtain an acceptable level of cooperation from the ILECs, all in a timely manner, at reasonable cost and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could materially affect the Company's future results.

(3)     PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                            DECEMBER 31,
                                                     ---------------------------
                                                       1998              1997
                                                     ---------         ---------
                                                           (IN THOUSANDS)

Building and property                                $   2,653         $     278
Switching equipment                                     57,045            21,621
Leasehold improvements                                     740               956
Computer hardware and software                           2,218             1,404
Office equipment and vehicles                              901               300
                                                     ---------         ---------
                                                        63,557            24,559
Less accumulated depreciation and amortization          (6,555)           (1,317)
                                                     ---------         ---------
                                                        57,002            23,242
Switching equipment under construction                  59,378             1,375
                                                     ---------         ---------
   Net property and equipment                        $ 116,380         $  24,617
                                                     =========         =========

(4)     DEBT

        Long-term borrowings at December 31, 1998 and 1997 consist of the following:


                                                                       DECEMBER 31,
                                                               ---------------------------
                                                                 1998              1997
                                                               ---------         ---------
                                                                     (IN THOUSANDS)
     13% Senior Secured Notes, due October 1, 2004,
       net of unamortized discount of $3,307 and $3,882        $ 156,693         $ 156,118
     10% note payable in monthly installments through
       February 1999                                                 225               441
     Other                                                           377                78
                                                               ---------         ---------
                                                                 157,295           156,637
       Less current portion                                         (332)             (381)
                                                               ---------         ---------
                                                               $ 156,963         $ 156,256


        Maturities of long-term debt for each of the next five years ending December 31, consist of the following:

                                            (IN THOUSANDS)
     1999                                      $    332
     2000                                           174
     2001                                            96
     2002                                            --
     2003                                            --
     2004                                       156,693
                                               --------
                                               $157,295
                                               ========

        In September 1997, the Company completed an offering for 160,000 units consisting of $160 million of 13% Senior Secured Notes due in 2004 and warrants to purchase 774,720 shares of common stock (collectively the "Offering").

        The Notes bear interest at the rate of 13% per annum, payable semi-annually in arrears on April 1 and October 1, commencing April 1, 1998. As set forth in the Indenture pursuant to which the Notes were issued the Company is required to hold in a trust account sufficient funds to provide for payment in full of interest on the Notes through October 1, 2000. The accompanying consolidated financial statements reflect approximately $39.4 million as restricted investments as security for the interest payments on the Notes. In addition, the Notes are secured by a security interest in certain telecommunications equipment owned by the Company or which may be acquired in the future. As of December 31, 1998, the Notes were secured by a security interest in telecommunications equipment with a net book value of $85.3 million.

        In conjunction with the Offering, the Company engaged an investment-banking firm that determined a value for each warrant and share of common stock. Consistent with this determination, the Company has allocated a portion of the Offering proceeds to the warrants based on a value of $4.68 per share of common stock less the exercise price of $.02 per share for the warrant.

        The warrants are exercisable at any time on or after the earlier to occur of (i) October 1, 1998, or (ii) the date on which a change in control occurs. The agreement pursuant to which the warrants were issued required an anti-dilution adjustment if the preferred stock offering was consummated at a price less than $5.00 per share. As further discussed in Note 5, the Company completed the preferred stock offering for $3.50 per share. Accordingly, the warrants issued in connection with the Offering were increased from 774,200 to 862,923 and have been reflected in the accompanying consolidated financial statements as of December 31, 1998 and 1997. Expenses allocated to the warrants in connection with the Offering were $141,000. The warrants expire on October 1, 2004.

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

        The Notes may be redeemed at the option of the Company, in whole or in part, on or after October 1, 2001, at a premium declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

YEAR                                            PERCENTAGE
----                                            ----------
2001                                              106.50
2002                                              103.25
2003 and thereafter                               100.00

        In the event of a sale by the Company prior to October 1, 2000 of its capital stock in one or more equity offerings, up to a maximum of 35% of the aggregate principal amount of the Notes originally issued will, at the option of the Company, be redeemed from the net cash proceeds at a redemption price equal to 113% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, provided at least 65% of the aggregate principal amount of Notes originally issued remain outstanding immediately after the occurrence of such redemption. As of the date of these consolidated financial statements, management has no intention of redeeming the Notes prior to their stated redemption date.

        The Indenture contains certain covenants that among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, acquire an aggregate of more than 20 Switches until consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) is positive for two consecutive quarters (with certain exceptions), engage in sale and lease back transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its restricted subsidiaries, conduct certain lines of business, issue or sell equity interests of the Company's restricted subsidiaries or enter into certain mergers and consolidations. As of December 31, 1998, management believes it is in compliance with all debt covenants.

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

        Associated with the issuance of the Notes, expenses of $68,000 were paid to a related party for charter services in 1997.

(5)     REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

COMMON STOCK

        On December 6, 1996, the Board of Directors approved a four-hundred-for-one stock split, effected in the form of a stock dividend distributed on December 31, 1996 to shareholders of record as of June 8, 1996. All share and per share data presented in the consolidated financial statements and notes thereto have been retroactively restated to give effect to this stock split.

        During 1995, in exchange for expending cash to incorporate the Company, a shareholder received 240,000 shares of $.001 par value common stock valued at $.0042 per share. The Company capitalized the value of the issued shares as organization costs included in other assets in the accompanying consolidated financial statements, which costs are being amortized over 60 months using the straight-line method.

        In April 1996, the Company issued 480,000 shares of $.001 par value common stock valued at $.0042 per share in exchange for services rendered by a stockholder.

        During 1996, NevTEL LLC (the "LLC") was formed for the purpose of funding the development stage of MGC Communications, Inc. In June 1996, the Company and LLC entered into an agreement whereby LLC would acquire 3,696,000 shares of $.001 par value common stock of the Company for $.83 per share. The agreement called for LLC to advance funds for operating expenses incurred by the Company (to be applied against the purchase price of the stock) until the Company produced operating revenues, at which time the remaining purchase price would be remitted to the Company, the Company's common stock would be issued to LLC owners and LLC would terminate. The agreement stipulated that the funds advanced for operating expenses were to be paid back to LLC if the Company did not generate operating revenue by December 31, 1996. The Company began revenue generating activities in December 1996. The shares were issued to LLC owners on December 31, 1996, at which time LLC terminated and the remaining purchase price was owed to the Company. Such amount was transferred to the Company in February 1997 and is classified as amounts receivable for shares issued at December 31, 1996.

        In December 1996, the Company offered 4,068,600 shares of $.001 par value common stock at $3.33 per share through a private placement. In connection with this offering, the Company issued 1,308,600 shares and 2,760,000 shares of $.001 par value common stock and received proceeds of $4,362,000 and $9,200,000 during the years ended December 31, 1997 and 1996, respectively.

        In June 1997, the Company approved agreements with two key members of management granting them rights to purchase a total of 150,000 shares at $3.33 per share and 165,000 shares at $4.17 per share. In both cases, the Company retains the right to repurchase these shares at their cost in the event of termination of employment for any reason and has agreed to finance the purchase price of the shares purchased at $4.17 per share over a period of three years. During September 1997, the members of management exercised their rights and the respective aforementioned shares were issued. The Company received $500,000 for the 150,000 shares issued at $3.33 per share. The $688,000 owed to the Company for the 165,000 shares issued at

$4.17 per share has been classified in the accompanying consolidated statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

        During 1998, the Company issued 100,680 shares of $.001 par value common stock at prices ranging from $5.83 to $8.33 per share, for total proceeds to the Company of $774,000.

        During 1998, the Company approved agreements with 11 key members of management to purchase a total of 189,000 shares of common stock. The purchase price of these shares ranged from $5.83 to $8.33 per share. The $1,485,000 owed to the Company is classified in the accompanying consolidated statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

        During May and June 1998, the Company sold 4,025,000 shares of common stock at $17.00 per share pursuant to the registration statement filed on Form S-1, which was declared effective by the Securities and Exchange Commission on May 11, 1998. In connection with the initial public offering of the Company's common stock, the Company effected a six for ten reverse stock split, which has been reflected in the accompanying financial statements. In addition to the reverse stock split, the Company's 6,571,427 outstanding shares of Preferred Stock (as defined below) were converted to 3,942,839 shares of the Company's common stock upon completion of the initial public offering. The conversion of the Preferred Stock has been reflected in the accompanying consolidated financial statements.

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

(6)     STOCK OPTION PLAN

        In June 1996, the Company adopted a stock option plan which allows the Board of Directors to grant incentives to employees in the form of incentive stock options and non-qualified stock options. As of December 31, 1997, the Company had reserved 1,440,000 shares of common stock to be issued under the plan. In March 1998, the Board of Directors approved an additional 1,200,000 shares of common stock to be issued under the plan.

        In July 1998, the Company filed a registration statement on Form S-8 to register the reserved shares of the Company's common stock under the MGC Communications, Inc. Stock Option Plan.

        Under the plan, substantially all options have been granted to employees at a price equal to the then-current market price, as estimated by management, and vest primarily over a 5-year period. All options expire within ten years of the date of grant.

        Stock option transactions during 1998, 1997 and 1996 are as follows:

                                                           WEIGHTED
                                                            AVERAGE
                                          NUMBER           EXERCISE
                                         OF SHARES          PRICE
                                         ---------         --------
Outstanding at December 31, 1995                --            --
Granted                                    811,860         $   1.35
Canceled                                   (30,000)        $   1.67
                                         ---------
Outstanding at December 31, 1996           781,860         $   1.35
Granted                                    274,560         $   5.78
Canceled                                    (3,300)        $   5.08
                                         ---------
Outstanding at December 31, 1997         1,053,120         $   2.50
Granted                                    865,700         $   8.48
Exercised                                   (7,380)        $   1.77
Canceled                                   (85,240)        $   5.84
                                         ---------
Outstanding at December 31, 1998         1,826,200         $   5.18
                                         =========
Exercisable at December 31, 1996            11,760         $   3.33
                                         =========
Exercisable at December 31, 1997           165,720         $   1.47
                                         =========
Exercisable at December 31, 1998           378,660         $   2.07
                                         =========

        For options granted during the year ended December 31, 1998, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected option life of 6.5 years; and risk free interest rate of 5.06% and an expected volatility of 80.5%.

        The weighted average fair value of each of the options issued during the years ended December 31, 1997 and 1996, substantially all of which have been granted at a price equal to the then current market price as estimated by management, was estimated to be $4.03 and $.92, respectively, using an option pricing model with the following assumptions: dividend yield of 0%; expected option life of 6.5 years; and risk free interest rate at December 31, 1997 and 1996 of 5.06% and 6.12%, respectively.

        The following table summarizes information about stock options outstanding at December 31, 1998:

                          NUMBER          WEIGHTED                        NUMBER
                        OUTSTANDING        AVERAGE         WEIGHTED     EXERCISABLE       WEIGHTED
    RANGE OF                AT            REMAINING         AVERAGE         AT             AVERAGE
    EXERCISE             DEC. 31,        CONTRACTUAL       EXERCISE       DEC. 31,        EXERCISE
     PRICE                 1998             LIFE             PRICE         1998            PRICE
----------------        -----------      -----------       ---------    -----------       --------
$ 0.83 to $ 3.50          745,980        7.38 years        $    1.33       320,400        $   1.37
$ 5.00 to $ 6.50          488,920        8.97 years        $    5.99        56,760        $   5.84
$ 7.50 to $10.00          496,800        9.58 years        $    8.45         1,500        $   8.33
$12.50 to $17.00           94,500        9.44 years        $   14.10            --        $     --
                        ---------                                        ---------
 $0.83 to $17.00        1,826,200        8.51 years        $    5.18       378,660        $   2.07
                        =========                                        =========

        The Company applied Accounting Principles Board (APB) Opinion No. 25 in accounting for its plan. No compensation expense was recognized for the years ended December 31, 1998, 1997 and 1996. Had the Company determined compensation cost using the fair value based method defined in SFAS No. 123, the Company's loss for the years then ended would have increased by $565,000, $7,000 and $10,000, respectively.

(7)     LOSS PER SHARE

        SFAS No. 128, "Earnings Per Share," requires the Company to calculate its earnings per share based on basic and diluted earnings per share, as defined. Basic and diluted loss per share for the years ended December 31, 1998, 1997 and 1996 were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock.

        The Company's warrants, preferred stock and stock options granted and issued during 1998, 1997 and 1996, and outstanding as of December 31, 1998 and 1997, are antidilutive and have been excluded from the diluted loss per share calculation for the years ended December 31, 1998, 1997 and 1996. Had the Company shown the effects of dilution, the warrants, preferred stock and options would have added an additional 1.8 million, 1.6 million and 0.5 million shares to the weighted average shares outstanding for the years ended December 31, 1998, 1997 and 1996, respectively.

(8)     INCOME TAXES

        The net deferred tax asset as of December 31, 1998 and 1997 is as follows (in thousands):

                                                1998             1997
                                              --------         --------
Deferred Tax Asset
  Net operating loss carry-forward            $ 17,804         $  4,529
  Start-up expenditures                            164              220
  Other                                            534              141
                                              --------         --------
                                                18,502            4,890
  Less: valuation allowance                    (15,517)          (4,309)
                                              --------         --------
  Net deferred tax asset                         2,985              581
                                              --------         --------
Deferred Tax Liability
  Excess of tax depreciation over book           2,769              481
  Other                                            216              100
                                              --------         --------
  Net deferred tax liability                     2,985              581
                                              --------         --------
Net                                           $     --         $     --
                                              ========         ========

        SFAS No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not; otherwise, a valuation allowance is applied. At December 31, 1998 and 1997, the Company determined that $15,517,000 and $4,309,000, respectively, of tax benefits did not meet the realization criteria because of the Company's historical operating results. Accordingly, a valuation allowance was applied to reserve against the applicable deferred tax asset.

        At December 31, 1998 and 1997, the Company had net operating loss carry-forwards available for income tax purposes of approximately $50,869,000 and $12,940,000, respectively, which expire principally from 2011 to 2018.

(9)     COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

        The Company has entered into various leasing agreements for its switching facilities, offices, and office equipment. The facility which houses the Company's headquarters in Las Vegas is owned by an entity principally owned by two of the Company's principal stockholders and directors. Management believes the terms and conditions of this agreement are equal to or better than the terms which would be available from an unaffiliated lessor.

Future minimum lease obligations in effect as of December 31, 1998 are as follows (in thousands):

        Payments during the year ending December 31:


          1999                          $1,389
          2000                           1,272
          2001                           1,166
          2002                             977
          2003                             159
          Thereafter                       342
                                        ------
                                        $5,305
                                        ======

        Rent expense was $850,000, $207,000 and $33,000 for the years ended December 31, 1998, 1997 and 1996, respectively, of which $614,000 was paid to a related party during 1998.

PURCHASE COMMITMENTS

        In the ordinary course of business, the Company enters into purchase agreements with its vendors of telecommunications equipment. As of December 31, 1998, the Company had a total for all vendors of approximately $15.4 million of remaining purchase commitments for purchases of switching equipment.

LITIGATION

        The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

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

(10)    RISKS AND UNCERTAINTIES

        Certain rates in the interconnection agreements have been established by the Federal Communications Commission (FCC) and are subject to adjustment upon final negotiations. The Company has recorded costs of sales related to the Sprint (Nevada) interconnection agreement at amounts which are management's best estimates of the probable outcome of the final negotiated rates, which are less than the FCC established rates. The difference, which totals approximately $1.7 million and $1.1 million at December 31, 1998 and 1997, respectively, has not been recorded in the accompanying consolidated financial statements. Management believes that the resolution of this matter will not have an adverse effect on the Company's financial position, results of operations, or liquidity.

(11)    RELATED PARTY TRANSACTION

        In May 1997, the Company entered into an agreement with a company, the owner of which is a former officer and current stockholder of the Company, for the purchase of certain computer software pursuant to which the Company paid the contract price of $600,000 in six equal monthly installments beginning July 1, 1997. In addition, the Company has paid $656,000 and $40,000 during 1998 and 1997, respectively, under such agreement to support and maintain the Company's proprietary management information computer system. Management believes the terms and conditions of this agreement are equal to the terms which would be available from an unaffiliated party.