Form 10-Q
period 1999-03-31
MGC COMMUNICATIONS INC
filed 1999-05-17
CIK 1047960

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 For the Quarterly Period Ended March 31, 1999


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


         The number of shares outstanding of the issuer's common stock, as of May 17, 1999:


         Common stock ($.001 par value) .... 17,505,050 shares outstanding

==============================================================================
                            MGC COMMUNICATIONS, INC.


                                      INDEX
==============================================================================

                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Statements of Operations -- Three months ended
           March 31, 1999 and 1998 (Unaudited)                              3

        Consolidated Balance Sheets -- March 31, 1999 (Unaudited) and
         December 31, 1998                                                  4

        Consolidated Statements of Redeemable Preferred Stock and
         Stockholders' Equity for the period from December 31, 1997
         to March 31, 1999                                                  5

        Consolidated Statements of Cash Flows -- Three months ended
         March 31, 1999 and 1998 (Unaudited)                                6

        Condensed Notes to Unaudited Interim Consolidated
         Financial Statements                                               7


Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              9

Item 3. Quantitative and Qualitative Disclosures About Market Risk         12

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                  12

Item 2. Changes in Securities and Use of Proceeds                          13

Item 6. Exhibits and Reports on Form 8-K                                   14


SIGNATURES                                                                 15

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            MGC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                   -------------
                                                               1999           1998
                                                             --------       --------
Operating revenues:
     Telecommunications services                             $  8,401       $  2,846

Operating expenses:
     Cost of operating revenues                                 8,483          2,371
     Selling, general and administrative                        7,727          2,562
     Depreciation and amortization                              3,484            867
                                                             --------       --------
                                                               19,694          5,800
                                                             --------       --------
          Loss from operations                                (11,293)        (2,954)
Other income (expense):
     Gain on sale of investments                                  205             --
     Interest income                                            1,500          2,169
     Interest expense(net of amounts capitalized)              (4,624)        (5,505)
                                                             --------       --------
          Net loss                                            (14,212)        (6,290)
Accrued preferred stock dividend                                   --           (444)
                                                             ========       ========
Net loss applicable to common stockholders                    (14,212)        (6,734)

Basic and diluted loss per share of
    common stock                                             $   (.83)      $   (.76)
                                                             ========       ========

Basic and diluted weighted average
    shares outstanding                                     17,204,944      8,892,282
                                                          ===========     ==========

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31,     DECEMBER 31,
                                                                 1999             1998
                                                              -----------       --------
                                       ASSETS                 (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $  5,972        $ 11,886
  Investments available-for-sale............................       1,867           9,851
  Restricted investments....................................      31,428          20,797
  Accounts receivable, less allowance for doubtful
     accounts of $363 and $257..............................       8,988           6,360
  Prepaid expenses..........................................         250             208
                                                                --------        --------
          Total current assets..............................      48,505          49,102
Property and equipment, net.................................     128,136         116,380
Investments available-for-sale..............................      47,468          63,212
Restricted investments......................................       8,501          18,582
Deferred financing costs, net of amortization of $1,272 and
  $1,065....................................................       4,507           4,714
Other assets................................................         436             129
                                                                --------        --------
          Total assets......................................    $237,553        $252,119
                                                                ========        ========
                         LIABILITIES, REDEEMABLE PREFERRED
                           STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $    241        $    332
  Accounts payable:
     Trade..................................................      12,133           5,314
     Property and equipment.................................       5,683          18,577
  Accrued interest..........................................      10,400           5,200
  Accrued other expenses....................................       3,402           2,473
                                                                --------        --------
          Total current liabilities.........................      31,859          31,896
Senior Secured Notes, net of unamortized discount of $3,163
  and $3,307................................................     156,837         156,693
Other long-term debt........................................         208             270
                                                                --------        --------
          Total liabilities.................................     188,904         188,859
                                                                --------        --------
Commitments and contingencies
 Stockholders' equity:
  Preferred stock, 50,000,000 shares authorized and unissued          --              --
  Common stock, $0.001 par value, 60,000,000 shares
     authorized, 17,236,134 and 17,190,428 shares issued and
     outstanding............................................          17              17
  Additional paid-in capital................................     109,231         108,991
  Accumulated deficit.......................................     (58,604)        (44,392)
                                                                --------        --------
                                                                  50,644          64,616
  Accumulated other comprehensive income                             178             817
  Notes receivable from stockholders for issuance of common
     stock..................................................      (2,173)         (2,173)
                                                                --------        --------
          Total stockholders' equity........................      48,649          63,260
                                                                --------        --------
          Total liabilities, redeemable preferred stock and
            stockholders' equity............................    $237,553        $252,119
                                                                ========        ========

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                    REDEEMABLE
                                                  PREFERRED STOCK                       COMMON STOCK
                                          -----------------------------         ----------------------------
                                            SHARES             AMOUNT             SHARES            AMOUNT
                                          ----------         ----------         ----------        ----------
BALANCE AT DECEMBER 31, 1997 .....         5,148,570         $   16,665          8,799,600        $        9
Common stock issued for cash .....                --                 --            100,680                --
Common stock issued for notes
  receivable .....................                --                 --            189,000                --
Warrants and options exercised
  for common stock ...............                --                 --            133,309                --
8% Series A Convertible Preferred
  Stock issued for cash ..........         1,422,857              4,980                 --                --
Accrued preferred stock dividend .                --                 --                 --                --
Common stock issued for cash (IPO)                --                 --          4,025,000                 4
Conversion of preferred stock to
   common stock ..................        (6,571,427)           (21,645)         3,942,839                 4
Unrealized gain on investments
   available-for-sale ............                --                 --                 --                --
Net loss .........................                --                 --                 --                --
                                          ----------         ----------         ----------        ----------
BALANCE AT DECEMBER 31, 1998 .....                --         $       --         17,190,428        $       17
Unrealized loss on investments
   available-for-sale ............                --                 --                 --                --
Common stock issued ..............                --                 --             45,706                --
Net loss .........................                --                 --                 --                --
                                          ----------         ----------         ----------        ----------
BALANCE AT MARCH 31, 1999 ........                --         $       --         17,236,134        $       17
    (UNAUDITED) ..................        ==========         ==========         ==========        ==========

                                                                                 NOTES
                                                                            RECEIVABLE FROM       ACCUMULATED
                                           ADDITIONAL                       STOCKHOLDERS FOR         OTHER             TOTAL
                                            PAID-IN        ACCUMULATED        ISSUANCE OF        COMPREHENSIVE      STOCKHOLDERS'
                                            CAPITAL          DEFICIT          COMMON STOCK          INCOME             EQUITY
                                          ----------        ----------         ----------         ----------         ----------
BALANCE AT DECEMBER 31, 1997 .....        $   22,118        $  (12,463)        $     (688)        $       --         $    8,976
Common stock issued for cash .....               774                --                 --                 --                774
Common stock issued for notes
  receivable .....................             1,485                --             (1,485)                --                 --
Warrants and options exercised
  for common stock ...............                14                --                 --                 --                 14
8% Series A Convertible Preferred
  Stock issued for cash ..........                --                --                 --                 --                 --
Accrued preferred stock dividend .                --              (654)                --                 --               (654)
Common stock issued for cash (IPO)            62,959                --                 --                 --             62,963
Conversion of preferred stock to
   common stock ..................            21,641               790                 --                 --             22,435
Unrealized gain on investments
   available-for-sale ............                --                --                 --                817                817
Net loss .........................                --           (32,065)                --                 --            (32,065)
                                          ----------        ----------         ----------         ----------         ----------
BALANCE AT DECEMBER 31, 1998 .....        $  108,991        $  (44,392)        $   (2,173)        $      817         $   63,260
Unrealized loss on investments
   available-for-sale ............                --                --                 --               (639)              (639)
Common stock issued ..............               240                --                 --                 --                240
Net loss .........................                --           (14,212)                --                 --            (14,212)
                                          ----------        ----------         ----------         ----------         ----------
BALANCE AT MARCH 31, 1999 ........        $  109,231        $  (58,604)        $   (2,173)        $      178         $   48,649
    (UNAUDITED) ..................        ==========        ==========         ==========         ==========         ==========

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    ------------------
                                                                      1999      1998
                                                                    --------   -------
Cash flows from operating activities:
  Net loss...........................................               $(14,212)  $(6,290)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization....................                  3,484       867
    Gain on sale of investments......................                   (205)       --
    Amortization of debt discount....................                    144       144
    Amortization of deferred financing costs.........                    207       210
    Changes in assets and liabilities:
       Increase in accounts receivable, net..........                 (2,628)   (1,442)
       Increase in prepaid expenses..................                    (42)      (46)
       Increase in other assets......................                   (307)      (52)
       Increase in accounts payable -- trade.........                  6,819     1,446
       Increase in accrued interest and other expenses                 6,129     4,981
                                                                    --------   -------
         Net cash used in operating activities.......                   (611)     (182)
                                                                    --------   -------
Cash flows from investing activities:
  Purchase of property and equipment, net of
    payables.........................................                (15,240)   (9,795)
  Decrease in accounts payable-property and equipment                (12,894)       --
  Purchase of investments held-to-maturity...........                     --      (276)
  Sale of investments available-for-sale ............                 23,294        --
  Increase in restricted investments.................                   (550)     (792)
                                                                    --------   -------
         Net cash used in investing activities.......                 (5,390)  (10,863)
                                                                    --------   -------
Cash flows from financing activities:
  Costs associated with issuance of Senior Secured
    Notes and warrants...............................                     --      (133)
  Proceeds from issuance of 8% Series A Convertible
    Preferred Stock, net of issuance costs...........                     --     4,980
  Payments on other long term debt...................                   (153)      (92)
  Proceeds from issuance of common stock ............                    240       647
                                                                    --------   -------
         Net cash provided by financing activities...                     87     5,402
                                                                    --------   -------
         Net decrease in cash........................                 (5,914)   (5,643)
Cash and cash equivalents at beginning of period.....                 11,886    45,054
                                                                    --------   -------
Cash and cash equivalents at the end of period.......               $  5,972   $39,411
                                                                    ========   =======

Supplemental schedule of non-cash investing and financing activities:
  Increase in property and equipment purchases included
    in accounts/notes payable -- property and equipment.......       $     --   $   876
                                                                     ========   =======
  Stock issued for notes receivable...........................       $     --   $ 1,485
                                                                     ========   =======
Other disclosures:
  Cash paid for interest net of amounts capitalized...........       $     --   $   305
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

                            MGC COMMUNICATIONS, INC.
     Condensed Notes to Unaudited Interim Consolidated Financial Statements

(1)      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of MGC Communications, Inc. (the "Company" or "MGC"), a Nevada corporation, include the accounts of the Company and its wholly-owned subsidiaries, MGC Lease Corporation and MGC LJ.Net, Inc. All significant inter-company balances and transactions have been eliminated.

         These consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

         The balance sheet at December 31, 1998 was derived from the audited financial statements, but does not include all disclosures required under generally accepted accounting principles.

(2)  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                   MARCH 31,    DECEMBER 31,
                                                     1999           1998
                                                  -----------   ------------
                                                  (UNAUDITED)
Building and property...........................    $ 5,036       $ 2,653
Switching equipment.............................     88,538        57,045
Leasehold improvements..........................        774           740
Computer hardware and software..................      2,691         2,218
Office equipment and vehicles...................      1,065           901
                                                    -------       -------
                                                     98,104        63,557
Less accumulated depreciation and
  amortization..................................    (10,039)       (6,555)
                                                    -------       -------
                                                     88,065        57,002
Switching equipment under construction..........     40,071        59,378
                                                    -------       -------
          Net property and equipment............   $128,136      $116,380
                                                   ========      ========

 (3)  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

         In the ordinary course of business, the Company enters into purchase agreements with its vendors of telecommunications equipment. As of March 31, 1999 and December 31, 1998, the Company had a total for all vendors of approximately $19.0 million and $15.4 million, respectively, of remaining purchase commitments for purchases of switching and other telecommunications equipment.

(4)  RISKS AND UNCERTAINTIES

         Certain rates in the interconnection agreements have been established by the Federal Communications Commission (FCC) and are subject to adjustment upon final negotiations. The Company has recorded costs of sales related to the Sprint (Nevada) interconnection agreement at amounts that are management's best estimates of the probable outcome of the final negotiated rates, which are less than the FCC established rates. The difference, which totals approximately $2.2 million and $1.7 million at March 31, 1999 and December 31, 1998, respectively, have not been recorded in the accompanying consolidated financial statements. Management believes that the resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

         The Company recognizes operating revenues from communications services in the period the related services are provided. Due to current disputes and pending arbitration and litigation, the Company has recognized switched access revenues based on management's best estimate of the probable collections from such revenue. For the three month period ended March 31, 1999 and for the year ended December 31, 1998, the Company has recognized in operating revenues switched access revenues of approximately $2,975,000 and $7,378,000, respectively. Included in trade accounts receivable in the accompanying balance sheets as of March 31, 1999 and December 31, 1998 are receivables related to switched access of approximately $5,604,000 and $3,590,000, respectively.

(5)  SUBSEQUENT EVENT

         In April 1999, the Company entered into a Securities Purchase Agreement with Providence Equity Partners III L.P. and affiliate ("Providence"), JK&B Capital III L.P. ("JK&B III") and Wind Point Partners III L.P. and affiliate ("Wind Point") under which Providence, JK&B III and Wind Point (the "Purchasers") agreed to purchase 5,277,779 shares of newly issued Series B Convertible Preferred Stock at $9.00 per share(the "Transaction") for a total consideration of $47.5 million. The issuance of Series B Preferred closed on May 4, 1999. Net proceeds to the Company were approximately $46.5 million.

         Dividends accrue at the rate of 10% per annum, are cumulative and are payable in preference to any dividends that may be paid with respect to the Company's Common Stock. Beginning 201 days after the closing, the Company may elect to terminate the accrual of dividends if the Company's stock price exceeds $27.00 per share (subject to certain adjustments) for 20 consecutive trading days (the "Market Threshold") within three years after the closing. The Series B Preferred will vote along with the common stock on an as - converted basis.

         Under the Securityholders' Agreement, the purchasers will have the right to nominate one (if there are seven Directors), two (if there would otherwise be eight directors) or a number proportionate to the Purchasers' percentage stock ownership of the Company (if there are more eight directors) and to have a representative of the Purchasers serve on each committee of the Company's Board.

         The Series B Preferred will be convertible into common stock at any time at the option of the holder. Initially, each share of Series B Preferred will be convertible into one share of common stock. The conversion price is subject to adjustment as a result of stock splits, stock dividends and certain other issuances of additional stock. The weighted average anti-dilution provisions relating to issuance of additional shares can in no event, however, result in the conversion price being reduced below $9.00 per share.

         Beginning after a period of time (not more than 386 days), the Company has the right to require the conversion of the Series B Preferred if the Company's stock price exceeds the Market Threshold referenced above within three years after closing, in which case, no accrued dividends will be paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         MGC began providing competitive local dialtone services to small business and residential users in December 1996, and in February 1998, began offering long distance services in its existing markets. Currently, MGC has switches fully operational in Las Vegas, Atlanta, Chicago, southern Florida, and in selected areas of southern California, including Los Angeles and San Diego.

         The Company's 1997 revenues were generated from sales of communications services consisting primarily of local phone service, switched access billings and non-recurring charges, principally installation charges. In 1998 and first quarter 1999, long distance services also contributed to the Company's revenue base.

         The Company's principal operating expenses consist of cost of operating revenues, selling, general and administrative costs and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, compensation expenses of technical personnel, long distance expenses and collocation lease expenses. Selling, general and administrative expenses consist primarily of compensation expenses, advertising, provision for bad debts, professional fees and office rentals. Depreciation and amortization expense includes depreciation of switching and collocation equipment as well as general property and equipment.

         During 1998, MGC expanded significantly with the installation of four additional switches and the build out of 182 additional collocation sites. As expected, both cost of operating revenues and selling, general and administrative costs increased as many of the fixed costs of providing service in new markets are incurred before significant revenue can be generated from those markets. In addition, the Company incurred significant marketing costs to build the initial base of customers in its new markets.

         Building and expanding MGC's business has required and will continue to require the Company to incur significant capital expenditures primarily consisting of the costs of purchasing switches and associated equipment, land for switching sites and constructing buildings or improving leased buildings to house the Company's switching and collocation facilities. As part of MGC's "smart build" network strategy, the Company purchased and installed host switches in each of the its markets while leasing the means of transporting voice and data traffic from these switches to MGC customers' telephones or other equipment. The Company believes this facilities-based strategy, while initially increasing the Company's level of capital expenditures and operating losses, will enhance long-term financial performance in comparison to a resale strategy.

         The Company has experienced operating losses and generated negative EBITDA since inception and expects to continue to generate negative EBITDA for a period of time while MGC continues to expand its network and develop product offerings and a customer base. There can be no assurance the Company's revenue or customer base will grow or that the Company will be able to achieve or sustain positive EBITDA.

RESULTS OF OPERATIONS

  QUARTERLY COMPARISON - MARCH 31, 1999 VS. MARCH 31, 1998

         Total operating revenues increased to $8.4 million for the quarter ended March 31,1999 as compared to $2.8 million for the quarter ended March 31, 1998. The 200% increase is a result of the increase in the number of lines in service and increased long distance service revenue. The Company had 65,147 lines in service at the end of the first quarter as compared to 20,924 lines in service at March 31, 1998, a 211% increase.

         Cost of operating revenues for the quarter ended March 31, 1999 was $8.5 million as compared to $2.4 million for the quarter ended March 31, 1998. The 254% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of the Company's network.

         For the quarter ended March 31, 1999, selling, general and administrative expenses totaled $7.7 million, a 196% increase over the $2.6 million for the quarter ended March 31, 1998. The increase is a result of increased costs attributable to the marketing of the Company's services, delivery of customer service and to support the Company's continued network expansion.

         For the quarter ended March 31, 1999 depreciation and amortization was $3.5 million as compared to $0.9 million for the quarter ended March 31, 1998. This increase is a result of placing additional assets in service in accordance with the planned build-out of the Company's network.

         Gross interest expense for the quarters ended March 31, 1999 and March 31, 1998 totaled $5.6 million in each of the two quarters. Interest capitalized for the quarter ended March 31, 1999 increased to $1.0 million as compared to $0.1 million for the quarter ended March 31, 1998. This increase is due to the increase in switching equipment under construction. Gross interest expense is primarily attributable to the 13% Senior Secured Notes issued due 2004 ("the Senior Secured Notes") by the Company in September 1997.

         Interest income was $1.5 million during the quarter ended March 31, 1999 compared to $2.2 million for the quarter ended March 31, 1998. The 32% decrease is a result of the decrease in cash and investments since March 31, 1998. Cash and investments have been used to purchase switching equipment, pay interest on the Senior Secured Notes, and fund operating losses.

         The Company incurred net losses of $14.2 million during the first quarter 1999 and $6.3 million during the first quarter 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations require substantial capital investment for the purchase of communications equipment and the development and installation of the its network. Capital expenditures for the quarter ended March 31, 1999 were $15.2 million. The Company expects to continue requiring substantial amounts of capital to fund the purchase of the equipment necessary to continue expanding the network footprint in the Company's existing markets and to develop new products and services. In addition, the Company is currently evaluating possible expansion into new markets during 2000. The Company currently expects capital expenditures of approximately $400.0 million over the next five years, which will be funded from cash on hand and public or private debt or equity financing. In addition, the Company is currently evaluating financing proposals from vendors and equipment lease financing companies. However, there can be no assurance the Company will be successful in raising sufficient debt or equity capital on acceptable terms.

         From its inception through September 1997, the Company raised approximately $17.8 million from private sales of common stock.

         In September 1997, the Company completed a $160.0 million offering of Senior Secured Notes and warrants to purchase 862,923 shares of common stock (after giving effect to anti-dilution adjustments). At the closing of the sale of the Senior Secured Notes, the Company used approximately $56.8 million of the net proceeds from the sale of the Senior Secured Notes to purchase a portfolio of securities that has been pledged as security to cover the first six interest payments on the Senior Secured Notes. In addition, the Company granted the holders of the Senior Secured Notes a security interest in a substantial portion of MGC's telecommunications equipment.

         In November 1997 and January 1998, the Company issued an aggregate of 6,571,427 shares of Series A Convertible Preferred Stock at $3.50 per share for net proceeds of $21.6 million.

         The Company completed its initial public offering on May 15, 1998. MGC sold a total of 4,025,000 shares of common stock to the public and received net proceeds of $63.0 million. In connection with the initial public offering of common stock, MGC reduced the number of authorized and outstanding shares of its common stock by 40%. The outstanding shares of preferred stock were converted into 3,942,856 shares of common stock upon the Company's initial public offering.

         In May 1999, the Company issued 5,277,779 shares of Series B Convertible Preferred Stock at $9.00 per share for net proceeds of $46.5 million.

         The substantial capital investment required to initiate services and the funding of the Company's initial operations has exceeded the operating income cash flow. This negative cash flow from operations results from the need to establish the network in anticipation of connecting revenue-generating customers. MGC expects to continue recording negative cash flow from operations for a period of time because of the Company's continuing network expansion activities. There can be no assurance the Company will attain break-even cash flow from operations in subsequent periods. Until sufficient cash flow from operations is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities. The indenture governing the Senior Secured Notes and the terms of our Series B Convertible Preferred Stock impose restrictions upon the Company's ability to incur additional indebtedness or issue preferred stock.

IMPACT OF YEAR 2000

         The Year 2000 issue, commonly referred to as Y2K, is a result of the way some computer systems store dates. In many cases, when a date is stored by a computer, a two digit field has been used to store the year (i.e., 01/01/98 = January 1, 1998). The system assumes that the first two digits in the year field are "19." With the end of the century approaching, those same systems should reflect 01/01/00 as being "January 1, 2000." However, a non-compliant system will read 01/01/00 as January 1, 1900.

         MGC has focused on Year 2000 issues since its inception in 1996. In recognition of the priority associated with the Year 2000 issue, the Company established a Year 2000 Project Team at the corporate level to lead the Year 2000 effort. Since the Company is young, much of the hardware and software currently in place was purchased with Y2K readiness in mind. The Company's Y2K plans include a number of phases designed to evaluate and prepare for readiness by June 1999.

         MGC recently completed the inventory and assessment of all network and information systems and has begun the renovation and testing phases. Mission critical components of the Company's network and operation support system are targeted for Year 2000 compliance by June 1999. MGC will continue integration testing throughout the remainder of 1999. Subject to additional compliance testing, the Company believes its essential processes, systems and business functions will be ready for the 1999 to 2000 transition. Maintenance or modification costs associated with making changes, if needed, will be expensed as incurred.

         The Company's significant vendors, including the major telecommunications equipment suppliers, have assured the Company their applications are Year 2000 compliant. MGC's business also relies on other third parties. The ability of third parties upon whom the MGC relies to adequately address their Year 2000 issues is outside the Company's control. However, MGC is coordinating efforts with these parties to minimize the extent to which business will be vulnerable to their failure to remediate their own Year 2000 issues. There can be no assurance the systems of the third parties will be modified on a timely basis. MGC's business, financial condition and results of operations could be materially adversely affected by the failure of the systems and applications of third parties to properly operate after 1999.

         MGC is currently in the process of developing contingency plans should mission critical systems fail as a result of Y2K issues. The Company is also participating in industry wide efforts to address Year 2000 issues with the goal of developing contingency plans addressing the Company's issues as well as those of the telecommunications industry as a whole.

         In a recent SEC release regarding Year 2000 disclosure, the SEC stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical, gas and similar suppliers serving the Company; widespread disruption of the services provided by common communications carriers; similar disruption to the means and modes of transportation for Company employees, contractors, suppliers and customers; significant disruption to MGC's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance.

         If MGC cannot operate effectively after December 31, 1999, the Company could, among other things, face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, as well as increased expenses associated with litigation, stabilization of operations following critical system failures and the execution of contingency plans. The Company could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to MGC. Under these circumstances, the adverse effects, although not quantifiable at this time, could be material.

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

FORWARD LOOKING STATEMENTS

         Certain statements contained in this Report that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. Management wishes to caution the reader these forward-looking statements such as the Company's plans to expand its existing network through collocation, statements regarding development, introduction and acceptance of the Company's products or business, statements regarding the Company's ability to achieve or exceed its goals or reach profitability in the future, statements regarding the adequacy or availability of financing, statements regarding the outcome of regulatory proceeding or litigation or the effect of government regulations or similar statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions. Actual results may differ materially as a result of risks facing the Company or actual results differing from assumptions underlying such statements. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its existing and proposed services to current and new customers in existing and planned markets, successfully develop commercially viable data and Internet offerings, access markets, install switches and obtain suitable locations for its switches, negotiate and renew suitable interconnect agreements with the ILECs, obtain an acceptable level of cooperation from the ILECs, all in a timely manner, at reasonable cost and on satisfactory terms and conditions, as well as regulatory, competitive, legislative and judicial developments that could materially affect the Company's future results. All forward-looking statements made in this Report are expressly qualified in their entirety by these cautionary statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         The Company is party to numerous state and federal administrative proceedings. In these proceedings, the Company is seeking to define and/or enforce ILEC performance requirements related to:

         -- the cost and provisioning of UNEs;

         -- the establishment of Operations Support Systems;

         -- the allocation of subsidies; and

         -- collocation costs and procedures.

The outcome of these proceedings will establish the rates and procedures by which the Company obtains and provides UNEs and could have a material effect on the Company's operating costs.

         MGC is also involved in legal proceedings in which the Company is seeking to enforce its tariffed rates for originating and terminating switched access. The outcome of these proceedings is uncertain, and adverse results could have a material impact on the Company's financial condition.

         From time to time, the Company engages in other litigation and governmental proceedings in the ordinary course of business. The Company does not believe that any pending litigation or governmental proceedings will have a material adverse effect on the results of operations or financial condition.

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


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         During first quarter 1999, the Company issued 13,985 shares of common stock pursuant to the exercise of warrants acquired in a private placement. As the warrants were exercised on a cashless basis, the Company did not receive any proceeds from the issuance. In each instance, the offers and sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instruction have been or will be given to the transfer agent. No underwriter was involved in this transaction and no commissions were paid with respect to the sale of such securities. These issuances of securities were made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

         On May 4, 1999, the Company issued 5,277,779 shares of Series B Convertible Preferred Stock at $9.00 per share to Providence, JK&B and Wind Point for total consideration of $47.5 million. Net proceeds to the Company were approximately $46.5 million. The Company intends to use the proceeds to fund further network development.

         The Company's Registration Statement No. 333-49085 was declared effective on May 11, 1998, which was the offering date of common stock thereunder. During the period from May 11, 1998 until March 31, 1999, the Company paid $4,790,000 in underwriting discounts and commissions and other offering expenses of $672,000 for total offering expenses of $5,462,000, resulting in net offering proceeds to the Company of $62,963,000. Of such amounts, expenses of $16,000 were paid for charter services to a related party of which two current board members are major shareholders. No other amounts were paid for offering expenses directly or indirectly to officers, Directors, 10% or greater stockholders or other affiliates of the Company.

         During the period from May 11, 1998 until March 31, 1999, the net offering proceeds were invested in government securities and money market funds. None of such amounts were paid directly or indirectly to officers, Directors, 10% or greater stockholders or other affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K.

         2.1 Merger Agreement between the Company, MGC LJ.Net, Inc. and LJ.Net, Inc. dated as of March 15, 1999.

         4.1      Certificate of Designation of Series B Convertible Preferred
                  Stock.

         4.2 Securityholders Agreement, dated as of April 5, 1999, among the Company, the purchasers of the Company's Series B Convertible Preferred Stock and certain stockholders of the Company.

         4.3 Registration Rights Agreement dated as of May 4, 1999, among the Company and the purchasers of the Series B Convertible Preferred Stock.

         2.7      Financial Data Schedule.

         99.1 Securities Purchase Agreement dated as of April 5, 1999, among the Company and the purchasers of the Series B Convertible Preferred Stock.

(b) No reports on Form 8-K were filed during the first quarter 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                            MGC COMMUNICATIONS, INC.

Date:  May 17, 1999                     /s/  Maurice J. Gallagher, Jr.
                                             -----------------------------
                                             Maurice J. Gallagher, Jr.
                                             Chairman of the Board



Date:  May 17, 1999                     /s/  Linda M. Sunbury
                                             -----------------------------
                                             Linda M. Sunbury
                                             Vice President
                                             Chief Financial Officer