Form 10-Q
period 1999-06-30
MGC COMMUNICATIONS INC
filed 1999-08-03
CIK 1047960

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the Quarterly Period Ended June 30, 1999


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


                YES  [X]                                 NO  [ ]


         The number of shares outstanding of the issuer's common stock, as of August 3, 1999:


        Common stock ($.001 par value) .... 22,721,818 shares outstanding

==============================================================================

                            MGC COMMUNICATIONS, INC.

                                     INDEX

==============================================================================


                                                                             Page No.
                                                                             --------
PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Statements of Operations -- Three and Six months
          ended June 30, 1999 and 1998 (Unaudited)                               3

        Consolidated Balance Sheets -- June 30, 1999 (Unaudited) and
         December 31, 1998                                                       4

        Consolidated Statements of Redeemable Preferred Stock and
         Stockholders' Equity for the period from December 31, 1997
         to June 30, 1999                                                        5

        Consolidated Statements of Cash Flows -- Six months ended
         June 30, 1999 and 1998 (Unaudited)                                      6

        Condensed Notes to Unaudited Interim Consolidated
         Financial Statements                                                    7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               9

Item 3. Quantitative and Qualitative Disclosures About Market Risk              13

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                       14

Item 2. Changes in Securities and Use of Proceeds                               14

Item 4. Submission of Matters to a Vote of Security Holders                     16

Item 6. Exhibits and Reports on Form 8-K                                        17

SIGNATURES                                                                      17

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            MGC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                         ----------------------------      ----------------------------
                                                            1999             1998             1999             1998
                                                         -----------      -----------      -----------      -----------
Operating revenues:
     Telecommunications services                         $    11,485      $     4,018      $    19,886      $     6,864

Operating expenses:
     Cost of operating revenues                               10,506            3,415           18,989            5,786
     Selling, general and administrative                       9,197            3,325           16,924            5,887
     Depreciation and amortization                             4,182            1,123            7,666            1,990
                                                         -----------      -----------      -----------      -----------
                                                              23,885            7,863           43,579           13,663
                                                         -----------      -----------      -----------      -----------
          Loss from operations                               (12,400)          (3,845)         (23,693)          (6,799)
Other income (expense):
     Gain on sale of investments available-for-sale               47               --              252               --
     Interest income                                           1,380            2,296            2,880            4,465
     Interest expense (net of amounts capitalized)            (4,564)          (5,363)          (9,188)         (10,868)
                                                         -----------      -----------      -----------      -----------
          Net loss                                           (15,537)          (6,912)         (29,749)         (13,202)
Accrued preferred stock dividend                                (729)              --             (729)              --
                                                         -----------      -----------      -----------      -----------
Net loss applicable to common stockholders                   (16,266)          (6,912)         (30,478)         (13,202)
                                                         ===========      ===========      ===========      ===========
Basic and diluted loss per share of
    common stock                                         $      (.93)     $      (.52)     $     (1.76)     $     (1.18)
                                                         ===========      ===========      ===========      ===========

Basic and diluted weighted average
    shares outstanding                                    17,474,941       13,377,938       17,340,688       11,147,502
                                                         ===========      ===========      ===========      ===========


             See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     JUNE 30,        DECEMBER 31,
                                                                      1999              1998
                                                                    ---------        ------------
                                     ASSETS                        (UNAUDITED)
Current assets:
  Cash and cash equivalents ......................................  $  11,256         $  11,886
  Investments available-for-sale .................................     31,119             9,851
  Restricted investments .........................................     22,286            20,797
  Accounts receivable, less allowance for doubtful
     accounts of $425 and $257, ..................................     10,980             6,360
  Prepaid expenses                                                        370               208
                                                                    ---------         ---------
          Total current assets ...................................     76,011            49,102
Property and equipment, net ......................................    132,683           116,380
Investments available-for-sale ...................................     41,980            63,212
Restricted investments ...........................................      7,664            18,582
Deferred financing costs, net of amortization
  of $1,476 and $1,065 ...........................................      4,303             4,714
Other assets .....................................................        625               129
                                                                    ---------         ---------
          Total assets ...........................................  $ 263,266         $ 252,119
                                                                    =========         =========
                               LIABILITIES, REDEEMABLE PREFERRED
                                 STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ...........................  $     266         $     332
  Accounts payable:
     Trade .......................................................      7,873             5,314
     Property and equipment ......................................      7,246            18,577
  Accrued interest ...............................................      5,200             5,200
  Accrued other expenses .........................................      6,643             2,473
                                                                    ---------         ---------
          Total current liabilities ..............................     27,228            31,896
Senior Secured Notes, net of unamortized discount of $3,019
  and $3,307 .....................................................    156,981           156,693
Other long-term debt .............................................        238               270
                                                                    ---------         ---------
          Total liabilities ......................................    184,447           188,859
                                                                    ---------         ---------
Commitments and contingencies (See Note 3)
 Redeemable preferred stock:
  10% Series B Convertible Preferred Stock,
  5,277,779 shares authorized and outstanding ....................     46,500                --
 Stockholders' equity:
  Preferred stock, 44,722,221 shares authorized and unissued .....         --                --
  Common stock, $0.001 par value, 60,000,000 shares
     authorized, 17,611,880 and 17,190,428 shares
     issued and outstanding ......................................         18                17
  Additional paid-in capital .....................................    109,660           108,991
  Accumulated deficit ............................................    (74,870)          (44,392)
                                                                    ---------         ---------
                                                                       34,808            64,616
  Accumulated other comprehensive income .........................       (316)              817
  Notes receivable from stockholders for issuance of common
     stock .......................................................     (2,173)           (2,173)
                                                                    ---------         ---------
          Total stockholders' equity .............................     32,319            63,260
                                                                    ---------         ---------
          Total liabilities, redeemable preferred stock and
            stockholders' equity .................................  $ 263,266         $ 252,119
                                                                    =========         =========



             See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                           REDEEMABLE
                                        PREFERRED STOCK          COMMON STOCK      ADDITIONAL
                                     ----------------------   ------------------    PAID-IN
                                       SHARES       AMOUNT      SHARES    AMOUNT    CAPITAL
                                     ----------    --------   ----------  ------   ---------
BALANCE AT DECEMBER 31, 1997 .......  5,148,570    $ 16,665    8,799,600    $  9    $ 22,118
Common stock issued for cash .......         --          --      100,680      --         774
Common stock issued for notes
  receivable .......................         --          --      189,000      --       1,485
Warrants and options exercised
  for common stock .................         --          --      133,309      --          14
8% Series A Convertible Preferred
  Stock issued for cash ............  1,422,857       4,980           --      --          --
Accrued preferred stock dividend ...         --          --           --      --          --
Common stock issued for cash (IPO)..         --          --    4,025,000       4      62,959
Conversion of preferred stock to
   common stock .................... (6,571,427)    (21,645)   3,942,839       4      21,641
Unrealized gain on investments
   available-for-sale ..............         --          --           --      --          --
Net loss ...........................         --          --           --      --          --
                                     ----------    --------   ----------    ----    --------
BALANCE AT DECEMBER 31, 1998 .......         --    $     --   17,190,428    $ 17    $108,991
Unrealized loss on investments
   available-for-sale ..............         --          --           --      --          --
Common stock issued ................         --          --       27,001      --         223
Warrants and options exercised
   for common stock ................         --          --      394,451       1         446
10% Series B Convertible Preferred
  Stock issued for cash ............  5,277,779      46,500           --      --          --
Accrued preferred stock dividend ...         --          --           --      --          --
Net loss ...........................         --          --           --      --          --
                                     ----------    --------   ----------    ----    --------
BALANCE AT JUNE 30, 1999
  (UNAUDITED) ......................  5,277,779    $ 46,500   17,611,880    $ 18    $109,660
                                     ==========    ========   ==========    ====    ========


                                                      NOTES
                                                 RECEIVABLE FROM     ACCUMULATED
                                                 STOCKHOLDERS FOR       OTHER         TOTAL
                                     ACCUMULATED   ISSUANCE OF      COMPREHENSIVE  STOCKHOLDERS'
                                       DEFICIT     COMMON STOCK         INCOME        EQUITY
                                     ----------- ----------------   -------------  -------------
BALANCE AT DECEMBER 31, 1997 .......  $(12,463)     $  (688)          $    --         $  8,976
Common stock issued for cash .......        --           --                --              774
Common stock issued for notes
  receivable .......................        --       (1,485)               --               --
Warrants and options exercised
  for common stock .................        --           --                --               14
8% Series A Convertible Preferred
  Stock issued for cash ............        --           --                --               --
Accrued preferred stock dividend ...      (654)          --                --             (654)
Common stock issued for cash (IPO)..        --           --                --           62,963
Conversion of preferred stock to
   common stock ....................       790           --                --           22,435
Unrealized gain on investments
   available-for-sale ..............        --           --               817              817
Net loss ...........................   (32,065)          --                --          (32,065)
                                      --------      -------           -------         ---------
BALANCE AT DECEMBER 31, 1998 .......  $(44,392)     $(2,173)          $   817         $ 63,260
Unrealized loss on investments
   available-for-sale ..............        --           --            (1,133)          (1,133)
Common stock issued ................        --           --                --              223
Warrants and options exercised
   for common stock ................        --           --                --              447
10% Series B Convertible Preferred
  Stock issued for cash ............        --           --                --               --
Accrued preferred stock dividend ...      (729)          --                --             (729)
Net loss ...........................   (29,749)          --                --          (29,749)
                                      --------      -------           -------         ---------
BALANCE AT JUNE 30, 1999
  (UNAUDITED) ......................  $(74,870)     $(2,173)          $  (316)        $  32,319
                                      ========      =======           =======         =========



             See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          ------------------------------
                                                                            1999                  1998
                                                                          --------              --------
Cash flows from operating activities:
  Net loss ..........................................................     $(29,749)             $(13,202)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ...................................        7,666                 1,990
    Gain on sale of investments available-for-sale ..................         (252)                   --
    Amortization of debt discount ...................................          288                   288
    Amortization of deferred financing costs ........................          411                   446
    Changes in assets and liabilities:
       Increase in accounts receivable, net .........................       (4,620)               (3,273)
       Increase in prepaid expenses .................................         (162)                 (127)
       Increase in other assets .....................................         (527)                   (8)
       Increase in accounts payable - trade .........................        2,559                 1,980
       Increase in accrued interest and other expenses ..............        3,441                 1,747
                                                                          --------              --------
         Net cash used in operating activities ......................      (20,945)              (10,159)
                                                                          --------              --------
Cash flows from investing activities:
  Purchase of property and equipment, net of
    payables ........................................................      (23,938)              (28,599)
  Decrease in accounts payable - property and equipment .............      (11,331)                   --
  Purchase of investments held-to-maturity ..........................           --               (41,609)
  Purchase of investments available-for-sale ........................         (917)                   --
  Sale of restricted investments ....................................        9,429                 9,043
                                                                          --------              --------
         Net cash used in investing activities ......................      (26,757)              (61,165)
                                                                          --------              --------
Cash flows from financing activities:
  Costs associated with issuance of Senior Secured
    Notes and warrants ..............................................           --                  (133)
  Proceeds from issuance of Convertible Preferred
    Stock, net of issuance costs ....................................       46,500                 4,980
  Payments on other long-term debt ..................................          (98)                 (110)
  Proceeds from issuance of common stock ............................          670                   785
  Proceeds from issuance of common stock (IPO) ......................           --                63,021
                                                                          --------              --------
         Net cash provided by financing activities ..................       47,072                68,543
                                                                          --------              --------
         Net decrease in cash .......................................         (630)               (2,781)
Cash and cash equivalents at beginning of period ....................       11,886                45,054
                                                                          --------              --------
Cash and cash equivalents at the end of period ......................     $ 11,256              $ 42,273
                                                                          ========              ========

Supplemental schedule of non-cash investing and financing activities:
  Increase in property and equipment purchases included
    in accounts/notes payable -- property and equipment .............     $     --              $  7,217
                                                                          ========              ========
  Stock issued for notes receivable .................................     $     --              $  1,485
                                                                          ========              ========
Other disclosures:
  Cash paid for interest net of amounts capitalized .................     $  9,188              $ 10,996
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

        These consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

        The consolidated balance sheet at December 31, 1998 was derived from the audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

(2)     PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

                                            JUNE 30,     DECEMBER 31,
                                             1999           1998
                                           ---------     ------------
                                          (UNAUDITED)
Building and property ...................  $   5,158      $   2,653
Switching equipment .....................    104,620         57,045
Leasehold improvements ..................        844            740
Computer hardware and software ..........      3,033          2,218
Office equipment and vehicles ...........      1,303            901
                                           ---------      ---------
                                             114,958         63,557
Less accumulated depreciation and
  amortization ..........................    (14,190)        (6,555)
                                           ---------      ---------
                                             100,768         57,002
Switching equipment under construction...     31,915         59,378
                                           ---------      ---------
          Net property and equipment ....  $ 132,683      $ 116,380
                                           =========      =========

(3)     COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        In the ordinary course of business, the Company enters into purchase agreements with its vendors of telecommunications equipment. As of June 30, 1999 and December 31, 1998, the Company had a total for all vendors of approximately $30.1 million and $15.4 million, respectively, of remaining purchase commitments for purchases of switching and other telecommunications equipment.

(4)     RISKS AND UNCERTAINTIES

        The Company recognizes operating revenues from communications services in the period the related services are provided. Due to current disputes and pending arbitration and litigation, the Company has recognized switched access revenues based on management's best estimate of the probable collections from such revenue. For the six month period ended June 30, 1999 and for the year ended December 31, 1998, the Company has recognized in operating revenues switched access revenues of approximately $6,896,000 and $7,378,000, respectively. Included in accounts receivable in the accompanying balance sheets as of June 30, 1999 and December 31, 1998 are net receivables from carrier access billings of approximately $8,142,000 and $3,590,000, respectively.

(5)     REDEEMABLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY

        In May 1999, the Company completed a private placement offering in which 5,277,779 shares of Series B Convertible Preferred Stock were issued at $9.00 per share for proceeds to the Company of $46.5 million, net of expenses.

        Dividends accrue at the rate of 10% per annum, are cumulative and are payable in preference to any dividends that may be paid with respect to the Company's common stock. Beginning November 22, 1999, the Company may elect to terminate the accrual of dividends if the Company's stock price exceeds $27.00 per share (subject to certain adjustments) for 20 consecutive trading days (the "Market Threshold") prior to May 2002. The holders of Series B Preferred Stock will vote along with the common stock on an as-converted basis.

        The holders of the Series B Preferred Stock have the right to nominate one or more directors depending on the size of the Company's Board of Directors and the percentage of the Company's stock represented by the outstanding Series B Preferred Stock. The holders of the Series B Preferred Stock also have the right to have their Board representative serve on each committee of the Company's Board.

        The Series B Preferred Stock is convertible into common stock at any time at the option of the holder. Initially, each share of Series B Preferred Stock is convertible into one share of common stock. The conversion price is subject to adjustment as a result of stock splits, stock dividends and certain other issuances of additional stock.

        After the earlier of May 24, 2000 or the date on which the holders of the Series B Preferred Stock exercise their demand registration rights, the Company has the right to require the conversion of the Series B Preferred Stock if the Company's stock price exceeds the Market Threshold referenced above. If the Company requires conversion before May 4, 2002, no accrued dividends will be paid.

(6)     SUBSEQUENT EVENTS

        In July 1999, the Company issued 5,000,000 shares of common stock and received net proceeds, after expenses of approximately $118.1 million. In this offering, existing stockholders sold an additional 587,696 shares of common stock for which the Company did not receive any proceeds. The underwriters have an option to purchase an additional 838,134 shares of common stock at $25 per share. The option expires August 20, 1999.

        On July 16, 1999, the Federal Communications Commission released a decision ordering AT&T to pay MGC $2.0 million plus interest for originating switched access charges covering the time period from August 1998 through March 1999 per MGC's tariffed rates. The decision is subject to appeal by AT&T.

        On July 29, 1999, MGC settled the antitrust lawsuit against Sprint Corporation. Under the terms of the settlement, MGC and other CLECs will receive a residential market entry incentive of up to $3.65 per residential line per month for the term of the agreement, which expires June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We began providing competitive local dialtone services to small business and residential customers in December 1996, and began offering long distance services by February 1998. Currently, we have switches fully operational in Las Vegas, Atlanta, Chicago, southern Florida, and in selected areas of southern California, including Los Angeles and San Diego.

        Our revenues are generated from sales of communications services consisting primarily of local phone service, long distance services, switched access billings and non-recurring charges, principally installation charges.

        Our principal operating expenses consist of cost of operating revenues, selling, general and administrative costs and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, compensation expenses of technical personnel, long distance expenses and collocation lease expenses. Selling, general and administrative expenses consist primarily of compensation expenses, advertising, provision for bad debts, professional fees and office rentals. Depreciation and amortization expense includes depreciation of switching and collocation equipment as well as general property and equipment.

        During 1998, we expanded significantly with the installation of four additional switches and the build out of 182 additional collocation sites. As expected, both cost of operating revenues and selling, general and administrative costs increased as many of the fixed costs of providing service in new markets are incurred before significant revenue can be generated from those markets. In addition, we incurred significant marketing costs to build our initial base of customers in our new markets.

        Building and expanding our business has required and will continue to require us to incur significant capital expenditures primarily consisting of the costs of purchasing switches, associated equipment and land for switching sites and constructing buildings or improving leased buildings to house our switching and collocation facilities. As part of our "smart build" network strategy, we purchased and installed host switches in each of our markets while leasing the means of transporting voice and data traffic from these switches to our customers' telephones or other equipment. We believe this facilities-based strategy, while initially increasing our level of capital expenditures and operating losses, will enhance long-term financial performance in comparison to a resale strategy.

        We have experienced operating losses and generated negative cash flow from operations since inception and expect to continue to generate negative cash flow from operations for the foreseeable future while we continue to expand our network and develop our product offerings and customer base. There can be no assurance our revenue or customer base will grow or that we will be able to achieve or sustain positive cash flow from operations.

RESULTS OF OPERATIONS

    QUARTER ENDED - JUNE 30, 1999 VS. JUNE 30, 1998

        Total operating revenues increased to $11.5 million for the quarter ended June 30, 1999 as compared to $4.0 million for the quarter ended June 30, 1998. The 186% increase is a result of the increase in the number of lines in service and increased long distance service revenue. We had 89,535 lines in service at the end of the second quarter as compared to 26,667 lines in service at June 30, 1998, a 236% increase.

        Cost of operating revenues for the quarter ended June 30, 1999 was $10.5 million as compared to $3.4 million for the quarter ended June 30, 1998. The 208% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

        For the quarter ended June 30, 1999, selling, general and administrative expenses totaled $9.2 million; a 177% increase over the $3.3 million for the quarter ended June 30,

1998. The increase is a result of increased costs attributable to marketing and delivering our service and supporting our continued network expansion.

        For the quarter ended June 30, 1999, depreciation and amortization was $4.2 million as compared to $1.1 million for the quarter ended June 30, 1998. This increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

        Gross interest expense for the quarter ended June 30, 1999 totaled $5.7 million compared to $5.5 million for the quarter ended June 30, 1998. Interest capitalized for the quarter ended June 30, 1999 increased to $1.1 million as compared to $0.3 million for the quarter ended June 30, 1998. This increase is due to the increase in switching equipment under construction. Gross interest expense is primarily attributable to the 13% Senior Secured Notes due 2004 ("Senior Secured Notes") we issued in September 1997.

        Interest income was $1.4 million during the quarter ended June 30, 1999 compared to $2.3 million for the quarter ended June 30, 1998. The 40% decrease is a result of the decrease in cash and investments since June 30, 1998. Cash and investments have been used to purchase switching equipment, pay interest on the Senior Secured Notes, and fund operating losses.

        We incurred net losses of $15.5 million during second quarter 1999 and $6.9 million during the second quarter 1998.

SIX MONTH PERIOD ENDED - JUNE 30, 1999 VS. JUNE 30, 1998

        Total operating revenues increased to $19.9 million for the six months ended June 30, 1999 as compared to $6.9 million for the six months ended June 30, 1998. The 190% increase is a result of the increase in the number of lines in service and increased long distance service revenue.

        Cost of operating revenues for the six months ended June 30, 1999 was $19.0 million as compared to $5.8 million for the quarter ended June 30, 1998. The 228% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

        For the six months ended June 30, 1999, selling, general and administrative expenses totaled $16.9 million; a 187% increase over the $5.9 million for the six months ended June 30, 1998. The increase is a result of increased costs attributable to marketing and delivering our service and supporting our continued network expansion.

        For the six months ended June 30, 1999, depreciation and amortization was $7.7 million as compared to $2.0 million for the six months ended June 30, 1998. This increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

        Gross interest expense for the six months ended June 30, 1999 and 1998 totaled $11.1 million. Interest capitalized for the six months ended June 30, 1999 increased to $1.9 million as compared to $0.2 million for the six months ended June 30, 1998. This increase is due to the increase in switching equipment under construction. Gross interest expense is primarily attributable to the Senior Secured Notes issued in September 1997.

        Interest income was $2.9 million during the six months ended June 30, 1999 compared to $4.5 million for the six months ended June 30, 1998. The 36% decrease is a result of the decrease in cash and investments since June 30, 1998. Cash and investments have been used to purchase switching equipment, pay interest on the Senior Secured Notes, and fund operating losses.

        We incurred net losses of $29.7 million and $13.2 million for the six month periods ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Our operations require substantial capital investment for the purchase of communications equipment and the development and installation of our network. Capital expenditures for the quarter ended June 30, 1999 were $8.7 million. We expect we will continue to require substantial amounts of capital to fund the purchase of the equipment necessary to continue expanding our network footprint in our existing markets and to develop new products and services. In addition, we expect to enter new markets during 2000. We expect capital expenditures of approximately $400.0 million over the next five years, including $45.1 million of capital expenditures expected during the last six months of 1999, which will be funded from cash on hand and public or private debt or equity financing. In addition, we are currently evaluating financing proposals from vendors and equipment lease financing companies. We cannot assure you that we will be successful in raising sufficient debt or equity capital on acceptable terms.

        From our inception through September 1997, we raised approximately $17.8 million from private sales of common stock.

        In September 1997, we completed a $160.0 million offering of Senior Secured Notes and warrants to purchase 862,923 shares of common stock (after giving effect to anti-dilution adjustments). At the closing of the sale of the Senior Secured Notes, we used approximately $56.8 million of the net proceeds from the sale of the Senior Secured Notes to purchase a portfolio of securities that has been pledged as security to cover the first six interest payments on the Senior Secured Notes. In addition, we have granted the holders of the Senior Secured Notes a security interest in a substantial portion of our telecommunications equipment.

        In November 1997 and January 1998, we issued an aggregate of 6,571,427 shares of Series A Convertible Preferred Stock at $3.50 per share for net proceeds of $21.6 million.

        We completed our initial public offering of common stock on May 15, 1998. We sold a total of 4,025,000 shares of common stock to the public and received net proceeds of $63.0 million. In connection with our initial public offering of our common stock, we reduced the number of authorized and outstanding shares of our common stock by 40%. Our outstanding shares of preferred stock were converted into 3,942,856 shares of common stock upon our initial public offering.

        In May 1999, we issued 5,277,779 shares of Series B Convertible Preferred Stock at $9.00 per share for net proceeds of approximately $46.5 million.

        In July 1999, we issued 5,000,000 shares of common stock and received net proceeds, after expenses of approximately 118.1 million. In this offering, existing stockholders sold an additional 587,695 shares of common stock for which we did not receive any proceeds. Our underwriters have an option to purchase an additional 838,134 shares of common stock at $25 per share. The option expires August 20, 1999.

        In addition, we are currently negotiating a vendor facility to finance at least $20 million of DSL equipment. We cannot assure you that we will be able to obtain this vendor financing in a timely manner, on terms we consider acceptable or at all.

        The substantial capital investment required to initiate services and fund our initial operations has exceeded our operating cash flow. This negative cash flow from operations results from the need to establish our network in anticipation of connecting revenue-generating customers. We expect to continue recording negative cash flow from operations for a period of time because we are continuing network expansion activities. We cannot assure you we will attain break-even cash flow from operations in subsequent periods. Until sufficient cash flow from operations is generated, we will need to use our current and future capital resources to meet our cash flow requirements and may be required to issue additional debt and/or equity securities. We expect our available cash should be adequate to fund our operations and planned capital expenditures through the end of the third quarter 2000. The indenture governing the Senior Secured Notes and the terms of our Series B Convertible Preferred Stock impose restrictions upon our ability to incur additional debt or issue preferred stock.

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

        We have been focused on Year 2000 issues since our inception in 1996. In recognition of the priority associated with the Year 2000 issue, we established a Year 2000 Project Team at the corporate level to lead the Year 2000 effort. Since we are young, much of the hardware and software currently in place was purchased with Y2K readiness in mind. However, in most cases, we have relied on representations of our vendors as to the Y2K compliance of the hardware and software we have purchased. We cannot assure you the vendor representations we relied upon are accurate or complete or that we will have recourse against any vendors whose representations prove misleading.

        Our Y2K plans include a number of phases designed to evaluate the Y2K readiness of our network and computer systems. We have completed the inventory and assessment of all network and information systems and have begun the renovation and testing phases. Renovation of mission critical components of our network and operation support system for Year 2000 compliance were completed in June 1999. We will continue integration testing throughout the remainder of 1999. Subject to additional compliance testing, we believe our essential processes, systems and business functions will be ready for the 1999 to 2000 transition.

        Our significant vendors, including the major communications equipment suppliers, have assured us their applications are Year 2000 compliant. Our business also relies on other third parties. The ability of third parties upon whom we rely to adequately address their Year 2000 issues is outside our control. However, we are coordinating efforts with these parties to minimize the extent to which our business will be vulnerable to their failure to remediate their own Year 2000 issues. We cannot assure you the systems of the third parties will be modified on a timely basis. Our business, financial condition and results of operations could be materially adversely affected by the failure of the systems and applications of third parties to properly operate after 1999.

        We are currently in the process of developing contingency plans should mission critical systems fail as a result of Y2K issues.

        In a recent SEC release regarding Year 2000 disclosure, the SEC stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios: widespread failure of electrical, gas and similar suppliers serving us; widespread disruption of the services provided by common communications carriers; similar disruption to the means and modes of transportation for our employees, contractors, suppliers and customers; significant disruption to our ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of our critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities such as electrical generation, transmission and distribution systems; and the failure of outside entities' systems, including systems related to banking and finance.

        If we cannot operate effectively after December 31, 1999, we could, among other things, face substantial claims by customers or loss of revenue due to service interruptions, inability to fulfill contractual obligations or to bill customers accurately and on a timely basis, as well as increased expenses associated with litigation, stabilization of operations following critical system failures and the execution of contingency plans. We could also experience an inability by customers and others to pay, on a timely basis or at all, obligations owed to us. Under these circumstances, the adverse effects, although not quantifiable at this time, could be material.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        The American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. We currently expense all start-up costs as incurred and the application of SOP 98-5 will have no material impact on our financial statements.

FORWARD LOOKING STATEMENTS

        Certain statements contained in this Report that state our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution you these forward-looking statements such as our plans to expand our existing network through collocation and into new markets, statements regarding development, introduction and acceptance of our products or business, statements regarding our ability to achieve or exceed our goals or reach profitability in the future, statements regarding the adequacy or availability of financing, statements regarding the outcome of regulatory proceedings or litigation or the effect of government regulations, statements regarding our ability or the ability of others to become Y2K compliant or similar statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions. Actual results may differ materially as a result of risks facing us or actual results differing from assumptions underlying such statements. Such risks and assumptions include, but are not limited to, our ability to successfully market our existing and proposed services to current and new customers in existing and planned markets, successfully develop commercially viable data and Internet offerings, access markets, install switches and obtain suitable locations for our switches, negotiate and renew suitable interconnection agreements with the ILECs, obtain an acceptable level of cooperation from the ILECs, all in a timely manner, at reasonable cost and on satisfactory terms and conditions, as well as regulatory, competitive, legislative and judicial developments that could materially affect our future results. All forward-looking statements made in this Report are expressly qualified in their entirety by these cautionary statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        All of our long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the fair market value of required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


        We are party to numerous state and federal administrative proceedings. In these proceedings, we are seeking to define and/or enforce ILEC performance requirements related to:

        o       the cost and provisioning of unbundled network elements;

        o       the establishment of customer care and provisioning;

        o       the allocation of subsidies; and

        o       collocation costs and procedures.

        The outcome of these proceedings will establish the rates and procedures by which we obtain and provide unbundled network elements and could have a material effect on our operating costs.

        We are also involved in legal proceedings in which we are seeking to enforce our tariffed rates for originating and terminating switched access. As of June 30, 1999, we had outstanding receivables of approximately $8.1 million attributable to access charges from long distance carriers. Some of these long distance carriers have refused to pay the full amount of the access charges billed to them. We have initiated proceedings against AT&T at the FCC under an FCC procedure for expedited settlement of disputes between common carriers. On July 16, 1999, the FCC released a decision ordering AT&T to pay us the full amount we billed to them for originating switched access charges from August 1998 through March 1999 at our tariffed rate, plus interest. This decision is subject to appeal by AT&T to a federal appeals court. We are currently negotiating with Sprint and MCI WorldCom and have submitted our dispute with MCI WorldCom to arbitration. The final outcome of the disputes with AT&T, Sprint and MCI WorldCom is uncertain. If we are unable to collect our tariffed access charges from these long distance carriers, it could have a material impact on our financial condition. The outcome of these proceedings is uncertain, and adverse results could have a material impact on our financial condition.

        On July 29, 1999, we settled our antitrust lawsuit against Sprint Corporation. Under the terms of the settlement, we and other CLECs will receive a residential market entry incentive of up to $3.65 per residential line per month for the term of the agreement, which expires June 30, 2002.

        From time to time, we engage in other litigation and governmental proceedings in the ordinary course of business. We do not believe that any pending litigation or governmental proceedings will have a material adverse effect on our results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)     Not applicable

        (b) The rights of the holders of our common stock have been affected by the issuance of 5,277,779 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") in May 1999. The Series B Preferred Stock has the following rights and preferences:

        Dividends accrue at the rate of 10% per year, are cumulative and must be paid before any dividends may be paid on our common stock. Beginning November 22, 1999, we may elect to terminate the accrual of dividends if our common stock price per share exceeds $27.00 for 20 consecutive trading days. Except as described below, accrued dividends will be paid in common stock at the time the Series B Preferred Stock is converted into common stock if the dividends have not been paid prior to that time.

        On any matter submitted to our stockholders, holders of shares of Series B Preferred Stock will be treated as if they hold the number of shares of common stock into which their shares of Series B Preferred Stock could be converted and will be allowed to vote those shares along with the holders of our common stock. In addition, the holders of shares of Series B Preferred Stock will have the right to approve any action to:

        o Issue preferred stock ranking equal or senior to the Series B Preferred Stock;

        o Dispose of assets in excess of a fixed dollar amount, merge or consolidate or sell our company;

        o       Liquidate our company;

        o       Alter the terms of the Series B Preferred Stock;

        o Pay dividends on common stock or other securities junior to the Series B Preferred Stock;

        o Enter into transaction with our affiliates other than transactions covered by specified exceptions;

        o       Make acquisitions in excess of a fixed dollar amount;

        o       Incur additional debt in excess of fixed amounts;

        o       Make material changes to our business plan;

        o       Hire a chief executive officer;

        o Organize subsidiaries or enter into joint ventures unless specified conditions are met; and

        o Issue additional common stock that would result in an increase in the number of shares of common stock into which the Series B Preferred Stock may be converted.

        If we were to take one of these restricted actions without the approval of the holders of the Series B Preferred Stock, the holders of the Series B Preferred Stock may have the right to require us to seed a sale of our company. To avoid having to sell our company in the event one of the restricted actions described above is not approved, we have the right to redeem the Series B Preferred Stock and such a sale is not effected within six months, then the holders of the Series B Preferred Stock would be entitled to elect a majority of our Board of Directors.

        The approval rights described above will terminate if fewer than 1,759,260 shares of Series B Preferred Stock remain outstanding and the shares of Series B Preferred Stock outstanding constitute less than 5% of the outstanding common stock assuming conversion of all outstanding shares of Series B Preferred Stock. Based on the number of shares of common stock currently outstanding, 5% of the common stock would be approximately 1,398,000 shares.

        The holders of Series B Preferred Stock have the right to nominate one or more directors depending on the size of our Board of Directors and the percentage of our stock represented by the outstanding Series B Preferred Stock. The holders of the Series B Preferred Stock also have the right to have their Board representative serve on each committee of our Board and on the board of each of our subsidiaries. The holders of the Series B Preferred Stock are currently entitled to nominate one director since we have seven directors. Paul
J. Salem has been elected to the Board after being nominated by the holders of the Series B Preferred Stock.

        The right to nominate directors will terminate if fewer than 1,759,260 shares of the Series B Preferred Stock remain outstanding and the shares of Series B Preferred Stock outstanding constitute less than 5% of the outstanding common stock assuming conversion of all outstanding shares of Series B Preferred Stock.

        Upon our liquidation, the holders of the Series B Preferred Stock are entitled to receive their liquidation amount before any amounts may be paid to holders of our common stock or junior securities. The liquidation amount will be the greater of (a) $9.00 per share plus accrued and unpaid dividends or (b) the amount the holders of Series B Preferred Stock would have received if the Series B Preferred Stock had been converted into common stock. The holders of the Series B Preferred Stock have the right to elect that a sale of our company be treated as a liquidation for these purposes. If the liquidation or sale occurs before May 4, 2002, the accrued dividends will not be paid to the extent the holders of Series B Preferred Stock will receive more than $22.50 per share.

        A holder of shares of Series B Preferred Stock may convert those shares into common stock at any time. Initially, each share of Series B Preferred Stock may be converted into one share of common stock. The number of shares of common stock into which each share of Series B Preferred Stock can be converted may be adjusted as a result of stock splits, stock dividends and other issuances of additional stock.

        After the earlier of May 24, 2000 or the date on which the holders of Series B Preferred Stock exercise their demand registration rights, which are described below, we have the right to require the conversion of the Series B Preferred Stock if our common stock price exceeds $27.00 per share for 20 consecutive trading days. If we require conversion before May 4, 2002, no accrued dividends will be paid.

        The holders of Series B Preferred Stock have the right to require us to redeem the Series B Preferred Stock after May 4, 2005 or upon a sale of our company. The redemption price will be equal to the greater of:

        o       $9.00 per share plus accrued and unpaid dividends; or

        o the value of the common stock into which the Series B Preferred Stock is then convertible.

        If we fail to redeem all shares of Series B Preferred Stock within six months of the date specified by the holders of the Series B Preferred Stock, then the holders of the Series B Preferred Stock will have the right to elect a majority of our Board of Directors.

        The holders of Series B Preferred Stock have demand and piggyback registration rights, although a demand registration may not be initiated by the holders of the Series B Preferred Stock before May 4, 2000, unless our stock price exceeds $27.00 per share for 20 consecutive trading days.

        (c) During second quarter 1999, we issued 259,826 shares of common stock pursuant to the exercise of warrants acquired in a private placement. As the warrants were exercised on a cashless basis, we did not receive any proceeds from the issuance. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. In each instance, the offers and sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instruction have been or will be given to the transfer agent. No underwriter was involved in this transaction and no commissions were paid with respect to the sale of such securities. These issuances of securities were made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

        In May, 1999, we issued 5,277,779 shares of Series B Convertible Preferred Stock at $9.00 per share to five investors for total consideration of $47.5 million. Net proceeds to us were approximately $46.5 million. The offer and sale of shares of Series B Preferred Stock were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in this transaction and no commissions were paid with respect to the sale of such securities. These issuances of securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

        (d) Our Registration Statement No. 333-49085 was declared effective on May 11, 1998, which was the offering date of our common stock thereunder. During the period from May 11, 1998 until June 30, 1999, we paid $4,790,000 in underwriting discounts and commissions and other offering expenses of $672,000 for total offering expenses of $5,462,000, resulting in net offering proceeds to us of $62,963,000. Of such amounts, expenses of $16,000 were paid for charter services to a related party of which two current board members are major shareholders. No other amounts were paid for offering expenses directly or indirectly to officers, Directors, 10% or greater stockholders or other affiliates of ours.

        During the period from May 11, 1998 until June 30, 1999, the net offering proceeds were invested in government securities and money market funds. None of such amounts were paid directly or indirectly to officers, Directors, 10% or greater stockholders or other affiliates of ours.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on Friday May 21, 1999.
At the meeting, Jack Hancock, Thomas Neustaetter and Paul J. Salem were elected to serve on our Board of Directors for a three-year term expiring in 2002. Each director received the vote of all 12,603,299 shares of stock represented at the meeting. The terms of Timothy P. Flynn, Maurice J. Gallagher, Jr., David Kronfeld and Nield J. Montgomery as directors also continued after the meeting. At the meeting, the stockholders also approved an amendment of our Stock Option Plan to increase the number of shares issuable under such Plan from 2,640,000 shares to 4,640,000 shares by the vote of 9,453,352 shares for, 886,014 shares voting against and 35,400 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K.

        27      Financial Data Schedule

        99.1 Underwriting Agreement dated July 21, 1999 among the Company, Bear, Stearns & Co. Inc., Goldman Sachs & Co. and ING Barings LLC.

(b)     No reports on Form 8-K were filed during the second quarter 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                        MGC COMMUNICATIONS, INC.

Date:  August 3, 1999                   /s/ Maurice J. Gallagher, Jr.
                                            ------------------------------------
                                            Maurice J. Gallagher, Jr.
                                            Chairman of the Board



Date:  August 3, 1999                   /s/ Linda M. Sunbury
                                            ------------------------------------
                                            Linda M. Sunbury
                                            Vice President
                                            Chief Financial Officer