Form 10-Q
period 1999-09-30
MGC COMMUNICATIONS INC
filed 1999-11-15
CIK 1047960

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                For the Quarterly Period Ended September 30, 1999


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


                The number of shares outstanding of the issuer's
                     common stock, as of November 15, 1999:


        Common stock ($.001 par value) .... 22,906,952 shares outstanding

 ==============================================================================


                            MGC COMMUNICATIONS, INC.

                                      INDEX

 ==============================================================================

                                                                                  Page No.
PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Statements of Operations -- Three and Nine months
           ended September 30, 1999 and 1998 (Unaudited)                             3

        Consolidated Balance Sheets -- September 30, 1999 (Unaudited)
         and December 31, 1998                                                       4

        Consolidated Statements of Redeemable Preferred Stock and Stockholders'
         Equity for the period from December 31, 1997 to September 30, 1999
         (Unaudited)                                                                 5

        Consolidated Statements of Cash Flows -- Nine months ended
         September 30, 1999 and 1998 (Unaudited)                                     6

        Condensed Notes to Unaudited Interim Consolidated
         Financial Statements                                                        7


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                  13

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                           14

Item 2. Changes in Securities and Use of Proceeds                                   14

Item 6. Exhibits and Reports on Form 8-K                                            17


SIGNATURES                                                                          17

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            MGC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  September 30,                         September 30,
                                                            1999                1998                1999                1998
                                                        ------------        ------------        ------------        ------------
Operating revenues:
     Telecommunications services                        $     15,036        $      4,908        $     34,922        $     11,772

Operating expenses:
     Cost of operating revenues                               12,460               4,789              31,449              10,575
     Selling, general and administrative                      10,544               5,364              27,469              11,250
     Depreciation and amortization                             4,740               1,158              12,406               3,149
                                                        ------------        ------------        ------------        ------------
                                                              27,744              11,311              71,324              24,974
                                                        ------------        ------------        ------------        ------------
          Loss from operations                               (12,708)             (6,403)            (36,402)            (13,202)
Other income (expense):
     Gain on sale of investments available-
         for-sale                                                 --                  --                 252                  --
     Interest income                                           2,348               2,524               5,228               6,989
     Interest expense(net of amounts capitalized)             (4,635)             (5,213)            (13,822)            (16,080)
                                                        ------------        ------------        ------------        ------------
          Net loss                                           (14,995)             (9,092)            (44,744)            (22,293)
Accrued preferred stock dividend                              (1,197)                 --              (1,926)                 --
                                                        ------------        ------------        ------------        ------------
Net loss applicable to common stockholders              $    (16,192)       $     (9,092)       $    (46,670)       $    (22,293)
                                                        ============        ============        ============        ============
Basic and diluted loss per share of
    common stock                                        $       (.76)       $       (.53)       $      (2.50)       $      (1.69)
                                                        ============        ============        ============        ============

Basic and diluted weighted average
    shares outstanding                                    21,282,609          17,154,034          18,670,645          13,171,681
                                                        ============        ============        ============        ============


       See accompanying condensed notes to unaudited interim consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 September 30,    December 31,
                                                                     1999             1998
                                                                   ---------        ---------
                                       ASSETS                     (UNAUDITED)
Current assets:
  Cash and cash equivalents ................................       $  93,224        $  11,886
  Investments available-for-sale ...........................          50,177            9,851
  Restricted investments ...................................          30,375           20,797
  Accounts receivable, less allowance for doubtful
     accounts of $478 and $257 .............................          16,145            6,360
 Prepaid expenses and other ................................             599              208
                                                                   ---------        ---------
          Total current assets .............................         190,520           49,102
Property and equipment, net ................................         151,159          116,380
Investments available-for-sale .............................          35,560           63,212
Restricted investments .....................................              --           18,582
Deferred financing costs, net of amortization of $1,686
     and $1,065                                                        4,093            4,714
Other assets ...............................................             482              129
                                                                   ---------        ---------
          Total assets .....................................       $ 381,814        $ 252,119
                                                                   =========        =========

                         LIABILITIES, REDEEMABLE PREFERRED
                           STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt .....................       $     283        $     332
  Accounts payable:
     Trade .................................................           8,912            5,314
     Property and equipment ................................          15,276           18,577
  Accrued interest .........................................          10,400            5,200
  Accrued other expenses ...................................           8,492            2,473
                                                                   ---------        ---------
          Total current liabilities ........................          43,363           31,896
Senior Secured Notes, net of unamortized discount of $2,875
  and $3,307 ...............................................         157,125          156,693
Other long-term debt .......................................             269              270
                                                                   ---------        ---------
          Total liabilities ................................         200,757          188,859
                                                                   ---------        ---------
Commitments and contingencies

 Redeemable preferred stock:
  10% Series B convertible preferred stock, 5,277,779 shares
  authorized and outstanding ...............................          46,663               --

Stockholders' equity:
  Preferred stock, 44,722,221 shares authorized and unissued              --               --
  Common stock, $0.001 par value, 60,000,000 shares
     authorized, 22,810,060 and 17,190,428 shares issued,
     and 22,800,920 and 17,190,428 outstanding .............              23               17
  Additional paid-in capital ...............................         227,955          108,991
  Accumulated deficit ......................................         (91,062)         (44,392)
  Less: Treasury stock .....................................             (76)              --
                                                                   ---------        ---------
                                                                     136,840           64,616
  Accumulated other comprehensive (loss)income ............             (360)             817
  Notes receivable from stockholders for issuance of common
     stock .................................................          (2,086)          (2,173)
                                                                   ---------        ---------
          Total stockholders' equity .......................         134,394           63,260
                                                                   ---------        ---------
          Total liabilities, redeemable preferred stock and
            stockholders' equity ...........................       $ 381,814        $ 252,119
                                                                   =========        =========



       See accompanying condensed notes to unaudited interim consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                  REDEEMABLE
                                                PREFERRED STOCK                          COMMON STOCK                    ADDITIONAL
                                         ------------------------------          ------------------------------           PAID-IN
                                            SHARES              AMOUNT             SHARES                AMOUNT           CAPITAL
                                         ----------             -------          ----------              ------          ---------
BALANCE AT DECEMBER 31, 1997 .....        5,148,570             $16,665           8,799,600                  $9            $22,118
Common stock issued for cash .....               --                  --             100,680                  --                774
Common stock issued for notes
  receivable .....................               --                  --             189,000                  --              1,485
Warrants and options exercised
  for common stock ...............               --                  --             133,309                  --                 14
8% Series A Convertible Preferred
  Stock issued for cash ..........        1,422,857               4,980                  --                  --                 --
Accrued preferred stock dividend .               --                  --                  --                  --                 --
Common stock issued for cash (IPO)               --                  --           4,025,000                   4             62,959
Conversion of preferred stock to
   common stock ..................       (6,571,427)            (21,645)          3,942,839                   4             21,641
Unrealized gain on investments
   available-for-sale ............               --                  --                  --                  --                 --
Net loss .........................               --                  --                  --                  --                 --
                                          ---------             -------          ----------                 ---           --------
BALANCE AT DECEMBER 31, 1998 .....               --             $    --          17,190,428                 $17           $108,991
Unrealized loss on investments
   available-for-sale ............               --                  --                  --                  --                 --
Common stock issued ..............               --                  --           5,027,001                   5            118,309
Warrants and options exercised
   for common stock ..............               --                  --             592,631                   1                655
Payment on stockholder's note ....               --                  --                  --                  --                 --
Repurchase of common stock .......               --                  --              (9,140)                 --                 --
10% Series B Convertible Preferred
  Stock issued for cash ..........        5,277,779              46,663                  --                  --                 --
Accrued preferred stock dividend .               --                  --                  --                  --                 --
Net loss .........................               --                  --                  --                  --                 --
                                          ---------             -------          ----------                 ---           --------
BALANCE AT SEPTEMBER 30, 1999 ....        5,277,779             $46,663          22,800,920                 $23           $227,955
    (UNAUDITED) ..................        =========             =======          ==========                 ===           ========



                                                                                       NOTES
                                                                                  RECEIVABLE FROM     ACCUMULATED
                                                             TREASURY STOCK       STOCKHOLDERS FOR       OTHER            TOTAL
                                         ACCUMULATED     ---------------------      ISSUANCE OF      COMPREHENSIVE     STOCKHOLDERS'
                                           DEFICIT       SHARES        AMOUNT      COMMON STOCK          INCOME           EQUITY
                                         -----------     -------       -------    ---------------     ------------     ------------
BALANCE AT DECEMBER 31, 1997 .....          $(12,463)         --           --              $(688)             $--            $8,976
Common stock issued for cash .....                --          --           --                 --               --               774
Common stock issued for notes
  receivable .....................                --          --           --             (1,485)              --                --
Warrants and options exercised
  for common stock ...............                --          --           --                 --               --                14
8% Series A Convertible Preferred
  Stock issued for cash ..........                --          --           --                 --               --                --
Accrued preferred stock dividend .              (654)         --           --                 --               --              (654)
Common stock issued for cash (IPO)                --          --           --                 --               --            62,963
Conversion of preferred stock to
   common stock ..................               790          --           --                 --               --            22,435
Unrealized gain on investments
   available-for-sale ............                --          --           --                 --              817               817
Net loss .........................           (32,065)         --           --                 --               --           (32,065)
                                            --------       -----         ----            -------            -----          --------
BALANCE AT DECEMBER 31, 1998 .....          $(44,392)         --           --            $(2,173)            $817           $63,260
Unrealized loss on investments
   available-for-sale ............                --          --           --                 --           (1,177)           (1,177)
Common stock issued ..............                --          --           --                 --               --           118,314
Warrants and options exercised
   for common stock ..............                --          --           --                 --               --               656
Payment on stockholder's note ....                --          --           --                 11               --                11
Repurchase of common stock .......                --       9,140          (76)                76               --                --
10% Series B Convertible Preferred
  Stock issued for cash ..........                --          --           --                 --               --                --
Accrued preferred stock dividend .            (1,926)         --           --                 --               --            (1,926)
Net loss .........................           (44,744)         --           --                 --               --           (44,744)
                                            --------       -----         ----            -------            -----          --------
BALANCE AT SEPTEMBER 30, 1999 ....          $(91,062)      9,140         $(76)           $(2,086)           $(360)         $134,394
    (UNAUDITED) ..................          ========       =====         ====            =======            =====          ========






              See accompanying condensed notes to unaudited interim
                        consolidated financial statements.

                            MGC COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  September 30,
                                                                            --------------------------
                                                                               1999             1998
                                                                            ---------        ---------
Cash flows from operating activities:
  Net loss ..........................................................        $(44,744)        $(22,293)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ...................................          12,406            3,149
    Gain on sale of investments available-for-sale ..................            (252)              --
    Amortization of debt discount ...................................             432              431
    Amortization of deferred financing costs ........................             621              658
    Changes in assets and liabilities:
       Increase in accounts receivable, net .........................          (9,785)          (2,531)
       Increase(decrease) in prepaid expenses and other .............            (391)              47
       Increase in other assets .....................................            (403)             (40)
       Increase in accounts payable - trade .........................           3,598            2,862
       Increase in accrued interest and other expenses ..............           9,292            8,644
                                                                            ---------        ---------
         Net cash used in operating activities ......................         (29,226)          (9,073)
                                                                            ---------        ---------
Cash flows from investing activities:
  Purchase of property and equipment, net of
    payables ........................................................         (46,888)         (58,681)
  Decrease in accounts payable - property and equipment .............          (3,301)              --
  Purchase of investments held-to-maturity ..........................              --          (42,622)
  Purchase of investments available-for-sale ........................         (58,720)              --
  Sale of investments available-for-sale ............................          45,121               --
  Sale of restricted investments ....................................           9,004            8,355
                                                                            ---------        ---------
         Net cash used in investing activities ......................         (54,784)         (92,948)
                                                                            ---------        ---------
Cash flows from financing activities:
  Costs associated with issuance of Senior Secured
    Notes and warrants ..............................................              --             (133)
  Proceeds from issuance of Convertible Preferred
    Stock, net of issuance costs ....................................          46,663            4,980
  Payments on other long term debt ..................................            (296)            (210)
  Payments received on stockholder's note ...........................              11               --
  Proceeds from issuance of common stock ............................         118,970              787
  Proceeds from issuance of common stock (IPO) ......................              --           62,963
                                                                            ---------        ---------
         Net cash provided by financing activities ..................         165,348           68,387
                                                                            ---------        ---------
         Net increase (decrease) in cash ............................          81,338          (33,634)
Cash and cash equivalents at beginning of period ....................          11,886           45,054
                                                                            ---------        ---------
Cash and cash equivalents at the end of period ......................       $  93,224        $  11,420
                                                                            =========        =========

Supplemental schedule of non-cash investing and financing activities:
  Increase in property and equipment purchases included
    in accounts/notes payable -- property and equipment .............       $      --        $   8,455
                                                                            =========        =========
  Property acquired under capital lease .............................       $     247               --
                                                                            =========        =========
  Stock issued / repurchased from notes receivable ..................       $     (76)        $   1,485
                                                                            =========        =========
  Increase in accrued preferred stock dividends .....................       $   1,926        $      --
                                                                            =========        =========

Other disclosures:
  Cash paid for interest net of amounts capitalized .................       $   7,570        $  10,996
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

(2)  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1999             1998
                                                    -----------     ------------
                                                    (UNAUDITED)
Building and property...........................      $ 5,298         $ 2,653
Switching equipment.............................      113,132          57,045
Leasehold improvements..........................          860             740
Computer hardware and software..................        3,629           2,218
Office equipment and vehicles...................        1,532             901
                                                      -------         -------
                                                      124,451          63,557
Less accumulated depreciation and
  amortization..................................      (18,834)         (6,555)
                                                      -------         -------
                                                      105,617          57,002
Switching equipment under construction..........       45,542          59,378
                                                      -------         -------
          Net property and equipment............     $151,159        $116,380
                                                     ========        ========


 (3)  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

         In the ordinary course of business, the Company enters into purchase agreements with its vendors of telecommunications equipment. As of September 30, 1999 and December 31, 1998, the Company had a total for all vendors of approximately $53.4 million and $15.4 million, respectively, of remaining purchase commitments for purchases of switching and other telecommunications equipment.

(4)  RISKS AND UNCERTAINTIES

         The Company recognizes operating revenues from communications services in the period the related services are provided. Due to current disputes and pending arbitration and litigation, the Company has recognized switched access revenues based on management's best estimate of the probable collections from such revenue. For the nine month period ended September 30, 1999 and for the year ended December 31, 1998, the Company has recognized in operating revenues switched access revenues of approximately $12,079,000 and $7,378,000, respectively. Included in accounts receivable in the accompanying balance sheets as of September 30, 1999 and December 31, 1998 are net receivables from carrier access billings of approximately $12,262,000 and $3,590,000, respectively.

(5)  REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

         In May 1999, the Company completed a private placement offering in which 5,277,779 shares of Series B Convertible Preferred Stock were issued at $9.00 per share for proceeds to the Company of $46.7 million, net of expenses.

         Dividends accrue at the rate of 10% per annum, are cumulative and are payable in preference to any dividends that may be paid with respect to the Company's common stock. Beginning November 22, 1999, the Company may elect to terminate the accrual of dividends if the Company's stock price exceeds $27.00 per share (subject to certain adjustments) for 20 consecutive trading days (the "Market Threshold") prior to May 4, 2002.

         The holders of the Series B Preferred Stock have the right to nominate one or more directors depending on the size of the Company's Board of Directors and the percentage of the Company's stock represented by the outstanding Series B Preferred Stock. The holders of the Series B Preferred Stock also have the right to have their Board representative serve on each committee of the Company's Board. The holders of the Series B Preferred will vote along with the common stock on an as-converted basis.


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

         In July 1999, the Company issued 5,000,000 shares of common stock and received net proceeds, after expenses, of approximately $118.1 million. In this offering, existing stockholders sold an additional 587,695 shares of common stock for which the Company did not receive any proceeds.

         In September 1999, the Company reacquired 9,140 shares of its common stock at an aggregate purchase price of $76,136 in partial cancellation of a note receivable from stockholder for issuance of common stock and is classified as treasury stock in the accompanying consolidated financial statements.

(6)  SUBSEQUENT EVENTS

         In October 1999, the Company entered into an agreement with Providence Equity Partners III L.P. and affiliate ("Providence")and JK&B Capital III L.P. ("JK&B III") under which Providence and JK&B III (the "Purchasers") are to purchase 1,250,000 shares of newly issued Series C Convertible Preferred Stock at $28.00 per share for a total consideration of $35.0 million. The terms of the new class of Series C Preferred Stock will be similar to those of the Series B Preferred Stock except for pricing and related features.

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

         Our principal operating expenses consist of cost of operating revenues, selling, general and administrative expenses and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, compensation expenses of technical personnel, long distance expenses and collocation lease expenses. Selling, general and administrative expenses consist primarily of compensation expenses, advertising, provision for bad debts, professional fees and office rentals. Depreciation and amortization expense includes depreciation of switching and collocation equipment as well as general property and equipment.

         During 1998, we expanded significantly with the installation of four additional switches and the build-out of 182 additional collocation sites. During the first nine months of 1999, we have continued this expansion with the build-out of 81 additional collocation sites. As expected, both cost of operating revenues and selling, general and administrative expenses increased as many of the fixed costs of providing service in new markets are incurred before significant revenue can be generated from those markets. In addition, we incurred significant marketing costs to build our initial base of customers in our new markets.

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

RESULTS OF OPERATIONS

  QUARTER ENDED - SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998

         Total operating revenues increased to $15.0 million for the quarter ended September 30,1999 as compared to $4.9 million for the quarter ended September 30, 1998. The 206% increase is a result of the increase in the number of lines. We had 117,210 lines in service at the end of the third quarter 1999 as compared to 35,246 lines in service at September 30, 1998, a 233% increase.

         Cost of operating revenues for the quarter ended September 30, 1999 was $12.5 million as compared to $4.8 million for the quarter ended September 30, 1998. The 160% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

         For the quarter ended September 30, 1999, selling, general and administrative expenses totaled $10.5 million; a 94% increase over the $5.4 million for the quarter ended September 30, 1998. The increase is a result of increased costs attributable to marketing and delivering our service and supporting our continued network expansion.

         For the quarter ended September 30, 1999, depreciation and amortization was $4.7 million as compared to $1.2 million for the quarter ended September 30, 1998. This increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

       Gross interest expense for the quarter ended September 30, 1999, totaled $5.6 million compared to $5.5 million for the quarter ended September 30, 1998. Interest capitalized for the quarter ended September 30, 1999 increased to $1.0 million as compared to $0.3 million for the quarter ended September 30, 1998. The increase in interest capitalized is due to the increase in switching equipment under construction. Gross interest expense is primarily attributable to the 13% Senior Secured Notes due 2004 ("Senior Secured Notes") we issued in September 1997.

         Interest income was $2.4 million during the quarter ended September 30, 1999 compared to $2.5 million for the quarter ended September 30, 1998. The 4% decrease is a result of lower cash balances as cash and investments have been used to purchase switching equipment, pay interest on the Senior Secured Notes, and fund operating losses.

         We incurred net losses of $15.0 million during third quarter 1999 and $9.1 million during the third quarter 1998.

NINE MONTH PERIOD ENDED - SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998

         Total operating revenues increased to $34.9 million for the nine months ended September 30, 1999 as compared to $11.8 million for the nine months ended September 30, 1998. The 196% increase is a result of the increase in the number of lines in service and increased long distance service and switched access revenues.

         Cost of operating revenues for the nine months ended September 30, 1999 was $31.4 million as compared to $10.6 million for the nine months ended September 30, 1998. The 196% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

         For the nine months ended September 30, 1999, selling, general and administrative expenses totaled $27.5 million; a 143% increase over the $11.3 million for the nine months ended September 30, 1998. The increase is a result of increased costs attributable to marketing and delivering our service and supporting our continued network expansion.

         For the nine months ended September 30, 1999, depreciation and amortization was $12.4 million as compared to $3.1 million for the nine months ended September 30, 1998. This increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

       Gross interest expense during each nine-month period ended September 30, 1999 and 1998 totaled $16.7 million. Interest capitalized for the nine months ended September 30, 1999 increased to $2.9 million as compared to $0.6 million for the nine months ended September 30, 1998. The increase in interest capitalized is due to the increase in switching equipment under construction. Gross interest expense is primarily attributable to the Senior Secured Notes issued in September 1997.

         Interest income was $5.2 million during the nine months ended September 30, 1999 compared to $7.0 million for the nine months ended September 30, 1998. The 26% decrease is a result of the decrease in cash and investments since September 30, 1998. Cash and investments have been used to purchase switching equipment, pay interest on the Senior Secured Notes, and fund operating losses.

         We incurred net losses of $44.7 million and $22.3 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations require substantial capital investment for the purchase of communications equipment and the development and installation of our network. Capital expenditures for the quarter ended September 30, 1999 were $22.9 million. We expect we will continue to require substantial amounts of capital to fund the purchase of the equipment necessary to continue expanding our network footprint in our existing markets and to develop new products and services. In addition, we expect to enter new markets during 2000. We expect capital expenditures of approximately $400.0 million over the next five years, including approximately $25 million of capital expenditures expected during the last three months of 1999. We expect to fund these capital expenditures from cash on hand and public or private debt or equity financing. In addition, we are currently evaluating financing proposals from vendors and equipment lease financing companies. We cannot assure you that we will be successful in raising sufficient debt or equity capital on acceptable terms.

         In May 1999, we issued 5,277,779 shares of Series B Convertible Preferred Stock at $9.00 per share for net proceeds of $46.7 million.

         In July 1999, we issued 5,000,000 shares of common stock and received net proceeds, after expenses, of approximately $118.1 million. In this offering, existing stockholders sold an additional 587,695 shares of common stock for which we did not receive any proceeds.

         In October 1999, we entered into an agreement with Providence and JK&B III under which Providence and JK&B III agreed to purchase 1,250,000 shares of newly issued Series C Convertible Preferred Stock at $28.00 per share for a total consideration of $35.0 million.

         The substantial capital investment required to initiate services and fund our initial operations has exceeded our operating cash flow. This negative cash flow from operations results from the need to establish our network in anticipation of connecting revenue-generating customers. We expect to continue recording negative cash flow from operations for a period of time because we are continuing network expansion activities. We cannot assure you we will attain break-even cash flow from operations in subsequent periods. Until sufficient cash flow from operations is generated, we will need to use our current and future capital resources to meet our cash flow requirements and may be required to issue additional debt and/or equity securities. We expect our available cash should be adequate to fund our operations and planned capital expenditures through the end of the first quarter 2001. The indenture governing the Senior Secured Notes and the terms of our Series B Convertible Preferred Stock impose restrictions upon our ability to incur additional debt or issue preferred stock.

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

         Our Y2K plans include a number of phases designed to evaluate the Y2K readiness of our network and computer systems. We have completed the inventory and assessment of all network and information systems and have begun the renovation and testing phases. Renovation of mission critical components of our network and operation support system for Year 2000 compliance was completed in June 1999. We will continue integration testing throughout the remainder of 1999.

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

         We are continuously evaluating our contingency plans should mission critical systems fail as a result of Y2K issues.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our long-term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the fair market value of required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS


         We are a party to numerous state and federal administrative proceedings. In these proceedings, we are seeking to define and/or enforce ILEC performance requirements related to:

         -        the cost and provisioning of unbundled network elements;

         -        the establishment of customer care and provisioning;

         -        the allocation of subsidies; and

         -        collocation costs and procedures.

         The outcome of these proceedings will establish the rates and procedures by which we obtain and provide unbundled network elements and could have a material effect on our operating costs.

         We are also involved in legal proceedings in which we are seeking to enforce our tariffed rates for originating and terminating switched access. As of September 30, 1999, we had outstanding receivables of approximately $12.2 million attributable to access charges from long distance carriers. Some of these long distance carriers have refused to pay the full amount of the access charges billed to them. We initiated proceedings against AT&T at the FCC under an FCC procedure for expedited settlement of disputes between common carriers. On July 16, 1999, the FCC released a decision ordering AT&T to pay us the full amount we billed to them for originating switched access charges from August 1998 through March 1999 at our tariffed rate, plus interest. This decision is subject to appeal by AT&T. We are currently preparing to file a similar complaint against Sprint. The final outcomes of the disputes with AT&T and Sprint are uncertain. If we are unable to collect our tariffed access charges from these long distance carriers, it could have a material impact on our financial condition.

         On July 29, 1999, we settled our antitrust lawsuit against Sprint Corporation. Under the terms of the settlement, we and other CLECs will receive a residential market entry incentive of up to $3.65 per residential line in Nevada per month for the term of the agreement, which expires June 30, 2002.

         From time to time, we engage in other litigation and governmental proceedings in the ordinary course of business. We do not believe that any pending litigation or governmental proceedings will have a material adverse effect on our results of operations or financial condition.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable

         (b) Not applicable

         (c) During third quarter 1999, we issued 145,000 shares of common stock pursuant to the exercise of warrants acquired in a private placement, with respect to which we received nominal proceeds. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. In each instance, the offers and sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instruction have been or will be given to the transfer agent. No underwriter was involved in this transaction and no commissions were paid with respect to the sale of such securities. These issuances of securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (as a transaction by an issuer not involving a public offering) and by Section 3(a)(9) of the Securities Act of 1933.

         (d) Our Registration Statement No. 333-49085 was declared effective on May 11, 1998, which was the offering date of our common stock thereunder. During the period from May 11, 1998 until

September 30, 1999, we paid $4,790,000 in underwriting discounts and commissions and other offering expenses of $672,000 for total offering expenses of $5,462,000, resulting in net offering proceeds to us of $62,963,000. Of such amounts, expenses of $16,000 were paid for charter services to a related party of which two current board members are major shareholders. No other amounts were paid for offering expenses directly or indirectly to officers, Directors, 10% or greater stockholders or other affiliates of ours.

         During the period from May 11, 1998 until September 30, 1999, the net offering proceeds were invested in government securities and money market funds. None of such amounts were paid directly or indirectly to officers, Directors, 10% or greater stockholders or other affiliates of ours.


ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K.

             27     Financial Data Schedule


(b) The following Current Reports on Form 8-K have been filed by the Company:


            Form 8-K dated July 19, 1999 to report the second quarter 1999 earnings.

            Form 8-K dated October 14, 1999 to report the third quarter 1999 earnings and the hiring of a new chief executive officer and an agreement to issue $35 million of preferred stock at $28.00 per share.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                             MGC COMMUNICATIONS, INC.

Date:    November 15, 1999                    /s/  Maurice J. Gallagher, Jr.
                                             -----------------------------
                                             Maurice J. Gallagher, Jr.
                                             Chairman of the Board



Date:    November 15, 1999                   /s/  Linda M. Sunbury
                                             -----------------------------
                                             Linda M. Sunbury
                                             Senior Vice President
                                             Chief Financial Officer