Form 10-Q/A
period 1999-06-30
MGC COMMUNICATIONS INC
filed 2000-02-04
CIK 1047960

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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


                                                                             Page No.
                                                                             --------
PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Statements of Operations -- Three and Six months
          ended June 30, 1999 (as restated) and 1998 (Unaudited)                 3

        Consolidated Balance Sheets -- June 30, 1999 (as restated)
         (Unaudited) and December 31, 1998                                       4

        Consolidated Statements of Redeemable Preferred Stock and
         Stockholders' Equity for the period from December 31, 1997
         to June 30, 1999 (as restated)                                          5

        Consolidated Statements of Cash Flows -- Six months ended
         June 30, 1999 and 1998 (Unaudited)                                      6

        Condensed Notes to Unaudited Interim Consolidated
         Financial Statements                                                    7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               9

Item 3. Quantitative and Qualitative Disclosures About Market Risk              13

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                       14

Item 2. Changes in Securities and Use of Proceeds                               14

Item 4. Submission of Matters to a Vote of Security Holders                     16

Item 6. Exhibits and Reports on Form 8-K                                        17

SIGNATURES                                                                      17

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            MGC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                         ----------------------------      ----------------------------
                                                            1999             1998             1999             1998
                                                         -----------      -----------      -----------      -----------
                                                        (as restated)                      (as restated)
Operating revenues:
     Telecommunications services                         $    11,485      $     4,018      $    19,886      $     6,864

Operating expenses:
     Cost of operating revenues                               10,506            3,415           18,989            5,786
     Selling, general and administrative                       9,197            3,325           16,924            5,887
     Depreciation and amortization                             4,182            1,123            7,666            1,990
                                                         -----------      -----------      -----------      -----------
                                                              23,885            7,863           43,579           13,663
                                                         -----------      -----------      -----------      -----------
          Loss from operations                               (12,400)          (3,845)         (23,693)          (6,799)
Other income (expense):
     Gain on sale of investments available-for-sale               47               --              252               --
     Interest income                                           1,380            2,296            2,880            4,465
     Interest expense (net of amounts capitalized)            (4,564)          (5,363)          (9,188)         (10,868)
                                                         -----------      -----------      -----------      -----------
          Net loss                                           (15,537)          (6,912)         (29,749)         (13,202)
Accrued preferred stock dividend                                (729)              --             (729)              --

Accretion of preferred stock to redemption value              (1,349)              --           (1,349)              --
                                                         -----------      -----------      -----------      -----------
Net loss applicable to common stockholders                   (17,615)          (6,912)         (31,827)         (13,202)
                                                         ===========      ===========      ===========      ===========
Basic and diluted loss per share of
    common stock                                         $     (1.01)     $      (.52)     $     (1.84)     $     (1.18)
                                                         ===========      ===========      ===========      ===========

Basic and diluted weighted average
    shares outstanding                                    17,474,941       13,377,938       17,340,688       11,147,502
                                                         ===========      ===========      ===========      ===========


             See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     JUNE 30,        DECEMBER 31,
                                                                      1999              1998
                                                                    ---------        ------------
                                     ASSETS                        (UNAUDITED)
                                                                  (as restated)
Current assets:
  Cash and cash equivalents ......................................  $  11,256         $  11,886
  Investments available-for-sale .................................     31,119             9,851
  Restricted investments .........................................     22,286            20,797
  Accounts receivable, less allowance for doubtful
     accounts of $425 and $257, ..................................     10,980             6,360
  Prepaid expenses                                                        370               208
                                                                    ---------         ---------
          Total current assets ...................................     76,011            49,102
Property and equipment, net ......................................    132,683           116,380
Investments available-for-sale ...................................     41,980            63,212
Restricted investments ...........................................      7,664            18,582
Deferred financing costs, net of amortization
  of $1,476 and $1,065 ...........................................      4,303             4,714
Other assets .....................................................        625               129
                                                                    ---------         ---------
          Total assets ...........................................  $ 263,266         $ 252,119
                                                                    =========         =========
                               LIABILITIES, REDEEMABLE PREFERRED
                                 STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ...........................  $     266         $     332
  Accounts payable:
     Trade .......................................................      7,873             5,314
     Property and equipment ......................................      7,246            18,577
  Accrued interest ...............................................      5,200             5,200
  Accrued other expenses .........................................      6,643             2,473
                                                                    ---------         ---------
          Total current liabilities ..............................     27,228            31,896
Senior Secured Notes, net of unamortized discount of $3,019
  and $3,307 .....................................................    156,981           156,693
Other long-term debt .............................................        238               270
                                                                    ---------         ---------
          Total liabilities ......................................    184,447           188,859
                                                                    ---------         ---------
Commitments and contingencies
 Redeemable preferred stock:
  10% Series B Convertible Preferred Stock, 5,278,000 shares
  authorized and 5,277,779 shares issued and outstanding .........     47,849                --
 Stockholders' equity:
  Preferred stock, 44,722,000 shares authorized and unissued .....         --                --
  Common stock, $0.001 par value, 60,000,000 shares
     authorized, 17,611,880 and 17,190,428 shares
     issued and outstanding ......................................         18                17
  Additional paid-in capital .....................................    109,660           108,991
  Accumulated deficit ............................................    (76,219)          (44,392)
                                                                    ---------         ---------
                                                                       33,459            64,616
  Accumulated other comprehensive income .........................       (316)              817
  Notes receivable from stockholders for issuance of common
     stock .......................................................     (2,173)           (2,173)
                                                                    ---------         ---------
          Total stockholders' equity .............................     30,970            63,260
                                                                    ---------         ---------
          Total liabilities, redeemable preferred stock and
            stockholders' equity .................................  $ 263,266         $ 252,119
                                                                    =========         =========



             See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                           REDEEMABLE
                                        PREFERRED STOCK          COMMON STOCK      ADDITIONAL
                                     ----------------------   ------------------    PAID-IN
                                       SHARES       AMOUNT      SHARES    AMOUNT    CAPITAL
                                     ----------    --------   ----------  ------   ---------
BALANCE AT DECEMBER 31, 1997 .......  5,148,570    $ 16,665    8,799,600    $  9    $ 22,118
Common stock issued for cash .......         --          --      100,680      --         774
Common stock issued for notes
  receivable .......................         --          --      189,000      --       1,485
Warrants and options exercised
  for common stock .................         --          --      133,309      --          14
8% Series A Convertible Preferred
  Stock issued for cash ............  1,422,857       4,980           --      --          --
Accrued preferred stock dividend ...         --          --           --      --          --
Common stock issued for cash (IPO)..         --          --    4,025,000       4      62,959
Conversion of preferred stock to
   common stock .................... (6,571,427)    (21,645)   3,942,839       4      21,641
Unrealized gain on investments
   available-for-sale ..............         --          --           --      --          --
Net loss ...........................         --          --           --      --          --
                                     ----------    --------   ----------    ----    --------
BALANCE AT DECEMBER 31, 1998 .......         --    $     --   17,190,428    $ 17    $108,991
Unrealized loss on investments
   available-for-sale ..............         --          --           --      --          --
Common stock issued ................         --          --       27,001      --         223
Warrants and options exercised
   for common stock ................         --          --      394,451       1         446
10% Series B Convertible Preferred
  Stock issued for cash ............  5,277,779      46,500           --      --          --
Accrued preferred stock dividend ...         --          --           --      --          --
Accretion of preferred stock
  to redemption value ..............         --       1,349           --      --          --
Net loss ...........................         --          --           --      --          --
                                     ----------    --------   ----------    ----    --------
BALANCE AT JUNE 30, 1999
  (UNAUDITED) (as restated) ........  5,277,779    $ 47,849   17,611,880    $ 18    $109,660
                                     ==========    ========   ==========    ====    ========


                                                      NOTES
                                                 RECEIVABLE FROM     ACCUMULATED
                                                 STOCKHOLDERS FOR       OTHER         TOTAL
                                     ACCUMULATED   ISSUANCE OF      COMPREHENSIVE  STOCKHOLDERS'
                                       DEFICIT     COMMON STOCK         INCOME        EQUITY
                                     ----------- ----------------   -------------  -------------
BALANCE AT DECEMBER 31, 1997 .......  $(12,463)     $  (688)          $    --         $  8,976
Common stock issued for cash .......        --           --                --              774
Common stock issued for notes
  receivable .......................        --       (1,485)               --               --
Warrants and options exercised
  for common stock .................        --           --                --               14
8% Series A Convertible Preferred
  Stock issued for cash ............        --           --                --               --
Accrued preferred stock dividend ...      (654)          --                --             (654)
Common stock issued for cash (IPO)..        --           --                --           62,963
Conversion of preferred stock to
   common stock ....................       790           --                --           22,435
Unrealized gain on investments
   available-for-sale ..............        --           --               817              817
Net loss ...........................   (32,065)          --                --          (32,065)
                                      --------      -------           -------         --------
BALANCE AT DECEMBER 31, 1998 .......  $(44,392)     $(2,173)          $   817         $ 63,260
Unrealized loss on investments
   available-for-sale ..............        --           --            (1,133)          (1,133)
Common stock issued ................        --           --                --              223
Warrants and options exercised
   for common stock ................        --           --                --              447
10% Series B Convertible Preferred
  Stock issued for cash ............        --           --                --               --
Accrued preferred stock dividend ...      (729)          --                --             (729)
Accretion of preferred stock
  to redemption value ..............    (1,349)          --                --           (1,349)
Net loss ...........................   (29,749)          --                --          (29,749)
                                      --------      -------           -------         --------
BALANCE AT JUNE 30, 1999
  (UNAUDITED) (as restated) ........  $(76,219)     $(2,173)          $  (316)        $ 30,970
                                      ========      =======           =======         ========



             See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          ------------------------------
                                                                            1999                  1998
                                                                          --------              --------
Cash flows from operating activities:
  Net loss ..........................................................     $(29,749)             $(13,202)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ...................................        7,666                 1,990
    Gain on sale of investments available-for-sale ..................         (252)                   --
    Amortization of debt discount ...................................          288                   288
    Amortization of deferred financing costs ........................          411                   446
    Changes in assets and liabilities:
       Increase in accounts receivable, net .........................       (4,620)               (3,273)
       Increase in prepaid expenses .................................         (162)                 (127)
       Increase in other assets .....................................         (527)                   (8)
       Increase in accounts payable - trade .........................        2,559                 1,980
       Increase in accrued interest and other expenses ..............        3,441                 1,747
                                                                          --------              --------
         Net cash used in operating activities ......................      (20,945)              (10,159)
                                                                          --------              --------
Cash flows from investing activities:
  Purchase of property and equipment, net of
    payables ........................................................      (23,938)              (28,599)
  Decrease in accounts payable - property and equipment .............      (11,331)                   --
  Purchase of investments held-to-maturity ..........................           --               (41,609)
  Purchase of investments available-for-sale ........................         (917)                   --
  Sale of restricted investments ....................................        9,429                 9,043
                                                                          --------              --------
         Net cash used in investing activities ......................      (26,757)              (61,165)
                                                                          --------              --------
Cash flows from financing activities:
  Costs associated with issuance of Senior Secured
    Notes and warrants ..............................................           --                  (133)
  Proceeds from issuance of Convertible Preferred
    Stock, net of issuance costs ....................................       46,500                 4,980
  Payments on other long-term debt ..................................          (98)                 (110)
  Proceeds from issuance of common stock ............................          670                   785
  Proceeds from issuance of common stock (IPO) ......................           --                63,021
                                                                          --------              --------
         Net cash provided by financing activities ..................       47,072                68,543
                                                                          --------              --------
         Net decrease in cash .......................................         (630)               (2,781)
Cash and cash equivalents at beginning of period ....................       11,886                45,054
                                                                          --------              --------
Cash and cash equivalents at the end of period ......................     $ 11,256              $ 42,273
                                                                          ========              ========

Supplemental schedule of non-cash investing and financing activities:
  Increase in property and equipment purchases included
    in accounts/notes payable -- property and equipment .............     $     --              $  7,217
                                                                          ========              ========
  Stock issued for notes receivable .................................     $     --              $  1,485
                                                                          ========              ========
Increase in accretion of preferred stock to redemption value ........     $  1,349              $     --
                                                                          ========              ========
Other disclosures:
  Cash paid for interest net of amounts capitalized .................     $  9,188              $ 10,996
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

        The Company's previously reported financial statements for the three and six months ended June 30, 1999 have been amended to reflect the above accretion of anticipated redemption value with respect to the Series B Preferred Stock. The effect of the amendment was to increase the net loss applicable to common stockholders and basic and diluted loss per share of common stock as follows:

For the three months ended June 30, 1999     Net loss applicable      Basic and diluted
                                                  to common           loss per share of
                                                 stockholders            common stock
                                             -------------------      -----------------
As previously reported.....................      $(16,266)                  $(0.93)
Accretion of Series B Preferred Stock......        (1,349)                   (0.08)
                                                 ---------                  -------
As amended.................................      $(17,615)                  $(1.01)
                                                 =========                  =======

For the six months ended June 30, 1999       Net loss applicable      Basic and diluted
                                                  to common           loss per share of
                                                 stockholders            common stock
                                             -------------------      -----------------
As previously reported.....................      $(30,478)                  $(1.76)
Accretion of Series B Preferred Stock......        (1,349)                   (0.08)
                                                 ---------                  -------
As amended.................................      $(31,827)                  $(1.84)
                                                 =========                  =======

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

        The Company records a pro rata accretion of the Series B Preferred Stock to its anticipated redemption value. Such accretion is based on the market value of the common stock at the balance sheet date, not to exceed $27 per share based on the Market Threshold. For the three and six months ended June 30, 1999, the Company recorded accretion of $1.3 million which has been recorded as an increase in redeemable preferred stock.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf of the undersigned, thereunto duly authorized.


                                        MGC COMMUNICATIONS, INC.

Date:  February 3, 2000                 /s/ Maurice J. Gallagher, Jr.
                                            ------------------------------------
                                            Maurice J. Gallagher, Jr.
                                            Chairman of the Board



Date:  February 3, 2000                 /s/ Linda M. Sunbury
                                            ------------------------------------
                                            Linda M. Sunbury
                                            Principal Accounting Officer