Form 10-Q/A
period 1999-09-30
MGC COMMUNICATIONS INC
filed 2000-02-04
CIK 1047960

==============================================================================


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

                                                                                  Page No.
PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Statements of Operations -- Three and Nine months
           ended September 30, 1999 (as restated) and 1998 (Unaudited)               3

        Consolidated Balance Sheets -- September 30, 1999 (as restated)
        (Unaudited) and December 31, 1998                                            4

        Consolidated Statements of Redeemable Preferred Stock and Stockholders'
         Equity for the period from December 31, 1997 to September 30, 1999
         (as restated) (Unaudited)                                                   5

        Consolidated Statements of Cash Flows -- Nine months ended
         September 30, 1999 and 1998 (Unaudited)                                     6

        Condensed Notes to Unaudited Interim Consolidated
         Financial Statements                                                        7


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                  13

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                           14

Item 2. Changes in Securities and Use of Proceeds                                   14

Item 6. Exhibits and Reports on Form 8-K                                            17


SIGNATURES                                                                          17

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            MGC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  September 30,                         September 30,
                                                            1999                1998                1999                1998
                                                        ------------        ------------        ------------        ------------
                                                       (as restated)                           (as restated)
Operating revenues:
     Telecommunications services                        $     15,036        $      4,908        $     34,922        $     11,772

Operating expenses:
     Cost of operating revenues                               12,460               4,789              31,449              10,575
     Selling, general and administrative                      10,544               5,364              27,469              11,250
     Depreciation and amortization                             4,740               1,158              12,406               3,149
                                                        ------------        ------------        ------------        ------------
                                                              27,744              11,311              71,324              24,974
                                                        ------------        ------------        ------------        ------------
          Loss from operations                               (12,708)             (6,403)            (36,402)            (13,202)
Other income (expense):
     Gain on sale of investments available-
         for-sale                                                 --                  --                 252                  --
     Interest income                                           2,348               2,524               5,228               6,989
     Interest expense(net of amounts capitalized)             (4,635)             (5,213)            (13,822)            (16,080)
                                                        ------------        ------------        ------------        ------------
          Net loss                                           (14,995)             (9,092)            (44,744)            (22,293)
Accrued preferred stock dividend                              (1,197)                 --              (1,926)                 --
Accretion of preferred stock to redemption value              (1,440)                 --              (2,789)                 --
                                                        ------------        ------------        ------------        ------------
Net loss applicable to common stockholders              $    (17,632)       $     (9,092)       $    (49,459)       $    (22,293)
                                                        ============        ============        ============        ============
Basic and diluted loss per share of
    common stock                                        $       (.83)       $       (.53)       $      (2.65)       $      (1.69)
                                                        ============        ============        ============        ============

Basic and diluted weighted average
    shares outstanding                                    21,282,609          17,154,034          18,670,645          13,171,681
                                                        ============        ============        ============        ============


       See accompanying condensed notes to unaudited interim consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 September 30,    December 31,
                                                                     1999             1998
                                                                   ---------        ---------
                                       ASSETS                     (UNAUDITED)
                                                                 (as restated)
Current assets:
  Cash and cash equivalents ................................       $  93,224        $  11,886
  Investments available-for-sale ...........................          50,177            9,851
  Restricted investments ...................................          30,375           20,797
  Accounts receivable, less allowance for doubtful
     accounts of $478 and $257 .............................          16,145            6,360
 Prepaid expenses and other ................................             599              208
                                                                   ---------        ---------
          Total current assets .............................         190,520           49,102
Property and equipment, net ................................         151,159          116,380
Investments available-for-sale .............................          35,560           63,212
Restricted investments .....................................              --           18,582
Deferred financing costs, net of amortization of $1,686
     and $1,065                                                        4,093            4,714
Other assets ...............................................             482              129
                                                                   ---------        ---------
          Total assets .....................................       $ 381,814        $ 252,119
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
Commitments and contingencies

 Redeemable preferred stock:
  10% Series B convertible preferred stock, 5,278,000
  shares authorized and 5,277,779 shares issued and
  outstanding ..............................................          49,452               --

Stockholders' equity:
  Preferred stock, 44,722,000 shares authorized and unissued              --               --
  Common stock, $0.001 par value, 60,000,000 shares
     authorized, 22,810,060 and 17,190,428 shares issued,
     and 22,800,920 and 17,190,428 outstanding .............              23               17
  Additional paid-in capital ...............................         227,955          108,991
  Accumulated deficit ......................................         (93,851)         (44,392)
  Less: Treasury stock .....................................             (76)              --
                                                                   ---------        ---------
                                                                     134,051           64,616
  Accumulated other comprehensive (loss)income ............             (360)             817
  Notes receivable from stockholders for issuance of common
     stock .................................................          (2,086)          (2,173)
                                                                   ---------        ---------
          Total stockholders' equity .......................         131,605           63,260
                                                                   ---------        ---------
          Total liabilities, redeemable preferred stock and
            stockholders' equity ...........................       $ 381,814        $ 252,119
                                                                   =========        =========



       See accompanying condensed notes to unaudited interim consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                  REDEEMABLE
                                                PREFERRED STOCK                          COMMON STOCK                    ADDITIONAL
                                         ------------------------------          ------------------------------           PAID-IN
                                            SHARES              AMOUNT             SHARES                AMOUNT           CAPITAL
                                         ----------             -------          ----------              ------          ---------
BALANCE AT DECEMBER 31, 1997 .....        5,148,570             $16,665           8,799,600                  $9            $22,118
Common stock issued for cash .....               --                  --             100,680                  --                774
Common stock issued for notes
  receivable .....................               --                  --             189,000                  --              1,485
Warrants and options exercised
  for common stock ...............               --                  --             133,309                  --                 14
8% Series A Convertible Preferred
  Stock issued for cash ..........        1,422,857               4,980                  --                  --                 --
Accrued preferred stock dividend .               --                  --                  --                  --                 --
Common stock issued for cash (IPO)               --                  --           4,025,000                   4             62,959
Conversion of preferred stock to
   common stock ..................       (6,571,427)            (21,645)          3,942,839                   4             21,641
Unrealized gain on investments
   available-for-sale ............               --                  --                  --                  --                 --
Net loss .........................               --                  --                  --                  --                 --
                                          ---------             -------          ----------                 ---           --------
BALANCE AT DECEMBER 31, 1998 .....               --             $    --          17,190,428                 $17           $108,991
Unrealized loss on investments
   available-for-sale ............               --                  --                  --                  --                 --
Common stock issued ..............               --                  --           5,027,001                   5            118,309
Warrants and options exercised
   for common stock ..............               --                  --             592,631                   1                655
Payment on stockholder's note ....               --                  --                  --                  --                 --
Repurchase of common stock .......               --                  --              (9,140)                 --                 --
10% Series B Convertible Preferred
  Stock issued for cash ..........        5,277,779              46,663                  --                  --                 --
Accrued preferred stock dividend .               --                  --                  --                  --                 --
Accretion of preferred stock to
  redemption value ...............               --               2,789                  --                  --                 --
Net loss .........................               --                  --                  --                  --                 --
                                          ---------             -------          ----------                 ---           --------
BALANCE AT SEPTEMBER 30, 1999 ....        5,277,779             $49,452          22,800,920                 $23           $227,955
    (UNAUDITED) (as restated).....        =========             =======          ==========                 ===           ========



                                                                                       NOTES
                                                                                  RECEIVABLE FROM     ACCUMULATED
                                                             TREASURY STOCK       STOCKHOLDERS FOR       OTHER            TOTAL
                                         ACCUMULATED     ---------------------      ISSUANCE OF      COMPREHENSIVE     STOCKHOLDERS'
                                           DEFICIT       SHARES        AMOUNT      COMMON STOCK          INCOME           EQUITY
                                         -----------     -------       -------    ---------------     ------------     ------------
BALANCE AT DECEMBER 31, 1997 .....          $(12,463)         --           --              $(688)             $--            $8,976
Common stock issued for cash .....                --          --           --                 --               --               774
Common stock issued for notes
  receivable .....................                --          --           --             (1,485)              --                --
Warrants and options exercised
  for common stock ...............                --          --           --                 --               --                14
8% Series A Convertible Preferred
  Stock issued for cash ..........                --          --           --                 --               --                --
Accrued preferred stock dividend .              (654)         --           --                 --               --              (654)
Common stock issued for cash (IPO)                --          --           --                 --               --            62,963
Conversion of preferred stock to
   common stock ..................               790          --           --                 --               --            22,435
Unrealized gain on investments
   available-for-sale ............                --          --           --                 --              817               817
Net loss .........................           (32,065)         --           --                 --               --           (32,065)
                                            --------       -----         ----            -------            -----          --------
BALANCE AT DECEMBER 31, 1998 .....          $(44,392)         --           --            $(2,173)            $817           $63,260
Unrealized loss on investments
   available-for-sale ............                --          --           --                 --           (1,177)           (1,177)
Common stock issued ..............                --          --           --                 --               --           118,314
Warrants and options exercised
   for common stock ..............                --          --           --                 --               --               656
Payment on stockholder's note ....                --          --           --                 11               --                11
Repurchase of common stock .......                --       9,140          (76)                76               --                --
10% Series B Convertible Preferred
  Stock issued for cash ..........                --          --           --                 --               --                --
Accrued preferred stock dividend .            (1,926)         --           --                 --               --            (1,926)
Accretion of preferred stock to
  redemption value ...............            (2,789)         --           --                 --               --            (2,789)
Net loss .........................           (44,744)         --           --                 --               --           (44,744)
                                            --------       -----         ----            -------            -----          --------
BALANCE AT SEPTEMBER 30, 1999 ....          $(93,851)      9,140         $(76)           $(2,086)           $(360)         $131,605
    (UNAUDITED) (as restated).....          ========       =====         ====            =======            =====          ========






              See accompanying condensed notes to unaudited interim
                        consolidated financial statements.

                            MGC COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  September 30,
                                                                            --------------------------
                                                                               1999             1998
                                                                            ---------        ---------
Cash flows from operating activities:
  Net loss ..........................................................        $(44,744)        $(22,293)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ...................................          12,406            3,149
    Gain on sale of investments available-for-sale ..................            (252)              --
    Amortization of debt discount ...................................             432              431
    Amortization of deferred financing costs ........................             621              658
    Changes in assets and liabilities:
       Increase in accounts receivable, net .........................          (9,785)          (2,531)
       Increase(decrease) in prepaid expenses and other .............            (391)              47
       Increase in other assets .....................................            (403)             (40)
       Increase in accounts payable - trade .........................           3,598            2,862
       Increase in accrued interest and other expenses ..............           9,292            8,644
                                                                            ---------        ---------
         Net cash used in operating activities ......................         (29,226)          (9,073)
                                                                            ---------        ---------
Cash flows from investing activities:
  Purchase of property and equipment, net of
    payables ........................................................         (46,888)         (58,681)
  Decrease in accounts payable - property and equipment .............          (3,301)              --
  Purchase of investments held-to-maturity ..........................              --          (42,622)
  Purchase of investments available-for-sale ........................         (58,720)              --
  Sale of investments available-for-sale ............................          45,121               --
  Sale of restricted investments ....................................           9,004            8,355
                                                                            ---------        ---------
         Net cash used in investing activities ......................         (54,784)         (92,948)
                                                                            ---------        ---------
Cash flows from financing activities:
  Costs associated with issuance of Senior Secured
    Notes and warrants ..............................................              --             (133)
  Proceeds from issuance of Convertible Preferred
    Stock, net of issuance costs ....................................          46,663            4,980
  Payments on other long term debt ..................................            (296)            (210)
  Payments received on stockholder's note ...........................              11               --
  Proceeds from issuance of common stock ............................         118,970              787
  Proceeds from issuance of common stock (IPO) ......................              --           62,963
                                                                            ---------        ---------
         Net cash provided by financing activities ..................         165,348           68,387
                                                                            ---------        ---------
         Net increase (decrease) in cash ............................          81,338          (33,634)
Cash and cash equivalents at beginning of period ....................          11,886           45,054
                                                                            ---------        ---------
Cash and cash equivalents at the end of period ......................       $  93,224        $  11,420
                                                                            =========        =========

Supplemental schedule of non-cash investing and financing activities:
  Increase in property and equipment purchases included
    in accounts/notes payable -- property and equipment .............       $      --        $   8,455
                                                                            =========        =========
  Property acquired under capital lease .............................       $     247               --
                                                                            =========        =========
  Stock issued / repurchased from notes receivable ..................       $     (76)        $   1,485
                                                                            =========        =========
  Increase in accrued preferred stock dividends .....................       $   1,926        $      --
                                                                            =========        =========
  Increase in accretion of preferred stock to redemption value ......       $   2,789        $      --
                                                                            =========        =========
Other disclosures:
  Cash paid for interest net of amounts capitalized .................       $   7,570        $  10,996
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

         The Company's previously reported financial statements for the three and nine months ended September 30, 1999 have been amended to reflect the above accretion of anticipated redemption value with respect to the Series B Preferred Stock. The effect of the amendment was to increase the net loss applicable to common stockholders and basic and diluted loss per share of common stock as follows:


                                        Net loss applicable    Basic and diluted
For the three months ended                   to common         loss per share of
September 30, 1999                          stockholders         common stock
                                        -------------------    -----------------
As previously reported                       $(16,192)              $(0.76)
Accretion of Series B Preferred Stock          (1,440)               (0.07)
                                             --------               ------
As amended                                   $(17,632)              $(0.83)
                                             ========               ======


                                        Net loss applicable    Basic and diluted
For the three months ended                   to common         loss per share of
September 30, 1999                          stockholders         common stock
                                        -------------------    -----------------
As previously reported                       $(46,670)              $(2.50)
Accretion of Series B Preferred Stock          (2,789)               (0.15)
                                             --------               ------
As amended                                   $(49,459)              $(2.65)
                                             ========               ======

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

         The Company records a pro rata accretion of the Series B Preferred Stock to its anticipated redemption value. Such accretion is based on the market value of the common stock at the balance sheet date, not to exceed $27 per share based on the Market Threshold. For the three and nine months ended September 30, 1999, the Company recorded accretion of $1.4 and $2.8 million, respectively, which has been recorded as an increase in redeemable preferred stock.

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

         The Series C Preferred Stock was committed in November 1999 with a beneficial conversion feature totaling $13.3 million measured as the difference between the conversion price of $28 per share and the fair value of the underlying common stock at the time of commitment. The beneficial conversion feature will be recorded as additional paid-in capital in fourth quarter 1999. The Company will record a pro rata accretion of the Series C Preferred Stock to its anticipated redemption value. Such accretion will be based on the market value of the common stock at the balance sheet date, not to exceed $56 per share based on the market threshold, as defined in the Series C Preferred Stock agreement.

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


                                             MGC COMMUNICATIONS, INC.

Date:    February 3, 2000                     /s/  Maurice J. Gallagher, Jr.
                                             -----------------------------
                                             Maurice J. Gallagher, Jr.
                                             Chairman of the Board



Date:    February 3, 2000                    /s/  Linda M. Sunbury
                                             -----------------------------
                                             Linda M. Sunbury
                                             Principal Accounting Officer