Form 10-K
period 1999-12-31
MGC COMMUNICATIONS INC
filed 2000-03-30
CIK 1047960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-24059

                            MGC COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    NEVADA                                       88-0360042
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

 171 SULLY'S TRAIL, SUITE 202, PITTSFORD, NY                       14534
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                       (716) 218-6550
                     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE
             7.25% SERIES D CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 22, 2000, the aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing sale price of such stock in the NASDAQ Stock Market on March 22, 2000, was approximately $1,540,000,000. As of March 22, 2000, the Registrant had 29,834,753 shares of Common Stock outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                      Exhibit Index is located on page 41.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

     We are a growing communications company currently offering Internet access, voice over DSL, local dialtone, long distance and other voice and data services primarily to small and medium size business customers. We have launched bundled voice and high-speed data services using DSL technology in all of our current markets. We have one of the broadest geographic service areas of any competitive carrier providing local, long distance and data services, with 322 incumbent carrier central office collocation sites providing us access to approximately
17.4 million addressable lines at the end of 1999. Over 240 of our central office collocation sites are DSL capable. We currently deliver our services in the metropolitan areas of Atlanta, Chicago, Las Vegas, southern Florida and selected areas of southern California, including Los Angeles and San Diego. We have established working relationships with five incumbent carriers: Ameritech, BellSouth, GTE, PacBell and Sprint. At the end of 1999, we had 158,731 customer lines sold, of which 142,664 lines were in service. To rollout our network and services on a national basis, during 2000, we plan to aggressively expand our network to include over 800 central office collocation sites providing access to more than 35 million addressable lines.

     We have announced that we plan to change our name to "Mpower Communications Corp." in connection with our national rollout. We have commenced doing business under the name "Mpower Communications," however, the name change is subject to formal approval by our stockholders.

     We were one of the first competitive carriers to implement a strategy of building and owning the network equipment that controls how voice and data transmissions originate and terminate, which we refer to as switches, while leasing the telephone lines and cable over which the voice and data traffic are transmitted, which we refer to as transport. We install our network equipment at the site of the incumbent carrier from whom we rent standard telephone lines. These sites are referred to as collocation sites within the telecommunications industry. We believe this strategy has allowed us to serve a broad geographic area at a comparatively low cost while maintaining control of the access to our customers. Having executed our strategy in the markets we currently serve, we are well-positioned to serve the growing demand from small and medium size business customers for communications services. For an explanation of terms used in this Report to describe our network and its components, please read the section entitled "-- Network Architecture and Technology."

     The rapid growth of the Internet has fueled demand from small and medium size businesses for access to high-speed data services. To meet this growing demand, we are using our current network infrastructure and DSL technology to offer a bundled voice and high-speed data product over a single standard telephone line. On average, DSL technology increases the transport capacity of standard telephone lines by 24 times. By using a single standard telephone line which we lease from the incumbent carrier to deliver a bundled voice and high-speed data product, we expect to significantly reduce the per line costs of providing our services. These savings should allow us to offer a value-priced package of services to our customers.

MARKET OPPORTUNITY

     We believe we have a significant market opportunity as a result of the following factors:

  Impact of the Telecommunications Act of 1996

     The Telecommunications Act of 1996 allows competitive carriers to use the existing infrastructure established by incumbent carriers, as opposed to building a competing infrastructure at significant cost. The Telecommunications Act requires all incumbent carriers to allow competitive carriers to collocate their equipment in the incumbent carrier's central offices. This enables competitive carriers to access customers through existing telephone line connections. The Telecommunications Act creates an incentive for incumbent carriers that were formerly part of the Bell system to cooperate with competitive carriers by precluding each of these incumbent carriers from providing long distance service in its region until regulators determine there is a significant level of competition in the incumbent carrier's local market. See "-- Government Regulations."

  Needs of Small and Medium Size Businesses for Integrated Communications Solutions

     Many small and medium size businesses have no cost-effective alternative to dial-up modems for Internet access. As a result, these businesses must contend with productivity limitations associated with slow transmission speeds. In addition, to meet their communications needs, small and medium size businesses are subject to the cost and complexity of using multiple service providers: local dialtone providers, long distance carriers, Internet service providers and equipment integrators. We believe these businesses can benefit significantly from an integrated cost-effective communications solution delivered by a single provider.

  Growing Market Demand for High-Speed Data Services and E-commerce Solutions

     The popularity of the Internet with consumers and the development of the Internet as a commercial medium have driven the demand for high-speed data services. Businesses are increasingly establishing Web sites and corporate intranets and extranets to expand their customer reach and improve their communications efficiency. To remain competitive, small and medium size businesses increasingly need high-speed data and Internet connections to access critical business information and communicate more effectively with employees, customers, vendors and business partners. This is commonly referred to as "e-commerce." High-speed digital connections are also becoming increasingly important to businesses and consumers as more information and applications become available on the Internet.

  Emergence of DSL Technology

     DSL technology emerged in the early 1990's and is now commercially available. DSL technology dramatically increases the data, voice and video carrying capacity of standard copper telephone lines. Because DSL technology uses existing copper telephone lines, a broad network deployment can be implemented rapidly and requires a lower initial fixed investment than some existing alternative technologies. In addition, since a significant portion of the expense associated with a DSL network is incurred only when a new customer is added to the network, capital is efficiently deployed.

THE MPOWER SOLUTION

     We believe we offer an attractive communications solution to small and medium size business customers. In developing our solution, we have attempted to include elements intended to create customer loyalty. Key aspects of our solution include:

     Complete Communications Solutions. We offer a value-priced complete communications solution, including voice over DSL and high-speed Internet access services, all on a single bill. We offer this package in all of our markets and we plan to offer additional Internet-based e-commerce products in 2000. Our customers have a single point of contact for a complete package of services, eliminating the need for our customers to manage multiple vendors.

     Service Reliability. We are able to offer our customers a high degree of service reliability through efficient, timely execution of provisioning telephone lines due to our mature relationships with five incumbent carriers in the markets we currently serve. We believe our continued rollout of DSL technology will enable us to further improve our service reliability by simplifying the provisioning process. Moreover, our customer service center is staffed to respond promptly to customer inquiries 24 hours a day, seven days a week. See "-- Network Architecture and Technology."

BUSINESS STRATEGY

     Rapid National Service Rollout. Our strategy is to address the greatest percentage of our targeted customers as quickly as possible and gain market share. To create a national presence during 2000, we plan to aggressively expand our network to include over 800 central office collocation sites. Our central office collocation build-out program is designed to allow us extensive coverage in all the markets we enter. By positioning ourselves to be the first provider of bundled voice and data services targeted to small and medium size business customers in our markets, we expect to attract many "early adopter" customers that are interested in high-speed Internet access and data services. See
"-- Markets."

     Focused Sales and Marketing Effort. To date, we have demonstrated an ability to sell and provision our services to small and medium size business customers. We achieved this through a direct sales force, vendor programs, telemarketing and targeted advertising. We plan to significantly increase our direct sales force to provide sales coverage for our expanding geographic market. We plan to grow our sales force from 187 at December 31, 1999 to over 350 by year end 2000. Additionally, we will continue developing relationships with third party agents or vendors as a complement to our direct sales channels. Our simplified, packaged product set enables us to easily train our sales force and decreases the time required to market and sell our services. With our bundled voice and data solution, our sales force can target the small and medium size business market segment with our total communications solution.

     Completion of DSL Deployment. We are in the process of deploying our high-speed data solution within our existing network. We have over 240 central office collocations equipped to offer DSL services. In addition, all of our new collocation sites will be equipped with DSL technology upon implementation. Our physical presence in incumbent carriers' facilities allows us access to telephone lines which is critical to deploying our DSL product set. The integration of DSL into our existing network is accomplished by installing advanced equipment in our host switch sites, collocation sites and customer sites.

     Targeting Small and Medium Size Businesses. Based on telephone lines in service, we believe the small and medium size business customer base is a large and rapidly growing segment of the communications market in the United States. We target suburban areas of large metropolitan markets because these areas have high concentrations of small and medium size businesses. By introducing a package of voice and data services and focusing on small and medium size business sales, we believe we will gain a competitive advantage over the incumbent carrier, our primary competitor for these customers.

     Customer Access Control. By connecting the standard telephone line originating at our customer's site to our central office collocation, we effectively place the customer on our network. This connection serves as the platform for delivering our current and future communications services to our customers. Any future changes our customers want to make to their services, including purchasing more services from us, are under our direct control. The one exception is for repairs, which are infrequent but may require the participation of the incumbent carrier's network maintenance staff.

     Capital Efficient Network. We were one of the first competitive local exchange carriers to implement a network strategy of purchasing and installing switches, collocating in the central offices of the incumbent carrier and leasing local telephone lines and cable. We believe this network deployment strategy provides a capital efficient build-out plan and an attractive return on our invested capital. We have installed DSL technology across a substantial portion of our existing network which will allow us to reduce significantly the number of telephone lines we lease. We are currently evaluating alternative switching devices which are significantly smaller and less expensive than the switches we have deployed to date. We believe these switches may permit us to move the intelligence that determines where to route traffic closer to our customers. We expect this decentralized switching approach will allow us greater efficiencies in our network.

     Sophisticated Operations Support System. We have developed a comprehensive, proprietary operations support system to manage our business. Our proprietary system provides integrated features addressing substantially all aspects of our business, including customer care, billing and collections, general ledger, payroll, fixed asset tracking, and personnel management. We believe our system is adaptable to changing circumstances and multiple incumbent carrier provisioning systems, and can be enhanced to support our operations throughout our planned growth.

     Timely and Accurate Provisioning for Our Customers. We believe one of the keys to our success is effectively managing the provisioning process for new customers. Towards this goal, we have committed significant time and resources to designing more efficient provisioning processes, both internally and with each of the incumbent carriers. We are in final testing of our internal automation process whereby all new orders are provisioned through our operations support system on a real-time basis. Since 1998, we have been developing and implementing electronic order interfaces with all of the incumbent carriers with which we work designed to improve provisioning performance by eliminating manual keying of information and the need to fax paper orders back and forth. As an illustration, we are currently provisioning the majority of our orders in Las Vegas through an electronic interface with Sprint. This type of interface, also known as "electronic bonding," substantially reduces the time, number of steps and duplication of work typically involved in the provisioning process, substantially lowering our costs and providing a more attractive solution to our customers. To speed our implementation of electronic bonding with other incumbent carriers, including BellSouth, Ameritech, PacBell and US West, we have recently purchased and begun implementing electronic order interface software from DSET Corporation.

     As we deploy DSL technology throughout our network, we expect the provisioning process will become easier for us and more transparent for our customers. With DSL technology in place, one standard telephone line will provide enough capacity for multiple voice and data connections at the customer's premises. Therefore, we will be provisioning fewer lines per customer, making us significantly less dependent on the incumbent carrier for placing our customers in service.

     Co-marketing Arrangements with E-commerce Providers. To expand our product offerings, we have begun to partner with e-commerce providers. We have entered into an agreement to co-market PurchasePro.com's e-business solution to our small and medium size business customers. We believe co-marketing arrangements will allow us to further solidify our position as a single source provider of communications services.

     Develop E-commerce Data Centers. We believe we will be able to provide an attractive opportunity for e-commerce providers to use our network facilities to access our customer base. To exploit this opportunity, we plan to build regional data centers to host the servers used by e-commerce providers. To support these data centers, we expect to offer basic security and monitoring services. We believe by offering these services we will be able to attract e-commerce partners and enhance the service offerings available to our customers.

     Quality Customer Service. We believe providing quality customer service is essential to offering a superior product to our customers and creating customer loyalty. A service representative is assigned to each business customer to coordinate conversion of service and handle any post-installation issues. In addition, we have a centralized call service center operating 24 hours a day, seven days a week which handles general billing, customer care and related issues for all of our customers. The service representatives use our proprietary operations support system to gain immediate access to our customers' data, enabling quick responses to customer requests and needs at any time. This system allows us to present our customers with one fully integrated monthly billing statement for all communication services.

PRODUCTS AND SERVICES

     To date, we have focused on offering basic telephone and data services to our small business and residential customers. These services include our Internet access portal known as MGCi.com, switched local dialtone, long distance services and custom calling features such as voice mail, call waiting and call forwarding. To capitalize on the growing demand of small and medium size business customers for Internet and data services, we have recently introduced our "Total Solution" package, a bundled offering of voice and high-speed data access using DSL technology, in all of our markets. The chart below shows the component features of our "Total Solution" package for small and medium size business customers:

                            "TOTAL SOLUTION" PACKAGE

               8 voice lines
               Internet access at speeds up to 1.5 Mbps
               Unlimited custom calling features
               MGCi.com
               Web Hosting
               10 e-mail boxes
               Long Distance
               500 minute increments
               Free local calling
               Customer premise equipment
               Single bill and single point of contact

MARKETS

     We currently operate in Las Vegas, Atlanta, Chicago, southern Florida and selected areas of southern California, including Los Angeles and San Diego. As of December 31, 1999, we had 322 incumbent carrier central office collocation sites providing access to approximately 17.4 million addressable lines in these markets. The table below shows the distribution of our central office collocation sites within these markets.

                                                     COLLOCATION    ADDRESSABLE
MARKET AREA                                             SITES          LINES
-----------                                          -----------    ------------
Southern California................................      142         8.1 Million
Northern California................................       33         1.3 Million
Atlanta............................................       37         2.0 Million
Chicago............................................       57         2.8 Million
Southern Florida...................................       35         2.2 Million
Las Vegas..........................................       18         1.0 Million
                                                         ---        ------------
          TOTALS...................................      322        17.4 MILLION

     The number of central office collocation sites includes only those sites where we have accepted a cage and installed our equipment. At December 31, 1999, we had a backlog of 60 central office collocation sites where we had accepted space from the incumbent carrier but not yet completed the installation of our equipment.

     To achieve a national presence, we plan to collocate in over 450 incumbent carrier central offices during 2000. All of these collocations will be located within the 50 largest metropolitan areas of the country, primarily in the surrounding suburban areas. When evaluating new markets, we consider:

     - The importance of the geographic area to our national presence; and

     - The demographics of the market, specifically the presence of clusters of incumbent carrier central offices with high concentrations of small and medium size business lines.

     Based on the criteria outlined above, the table below indicates the number of collocated central office sites and approximate addressable lines we have identified for expansion during 2000. The timing of our entering into new markets will depend on market conditions, incumbent carrier cooperation and other factors. We cannot assure you we will be able to add collocation sites at the times indicated below.

NUMBER OF ADDITIONAL   ADDRESSABLE          PLANNED
 COLLOCATION SITES        LINES        OPERATIONAL DATE
--------------------   ------------   -------------------
         50             2.0 million    First Quarter 2000
         60             2.4 million   Second Quarter 2000
         70             2.8 million    Third Quarter 2000
        270            10.8 million   Fourth Quarter 2000
        ---            ------------
        450            18.0 million

SALES AND MARKETING

     Our highly focused marketing efforts seek to generate well-managed, profitable growth through increased market share with minimal customer turnover. Our current sales programs include direct sales efforts, programs with agents and vendors, telemarketing and targeted advertising directed at the small and medium size business customer. Due to the simplicity of our bundled voice and data solution, we will not need to incur extensive costs to train our expanding sales force.

     As of December 31, 1999, we employed 142 field sales personnel and 45 inside sales personnel. We expect the size of our sales force to increase substantially during 2000 as we expand the geographic coverage of our network to a national scale. During the fourth quarter of 1998, we implemented a "team" sales approach in our Las Vegas market. We are in the process of implementing this approach in each of our local markets. Each team consists of two field sales representatives, one business service representative, one inside sales representative and one field technician. The field sales representatives work from lead lists which specifically identify small and medium size business prospects located within our geographic service area. The inside sales representative solicits leads and schedule appointments and, when practical, close sales over the phone. Our business service representative acts as the liaison between the small business customer and our operational personnel to effect a coordinated transfer of service from the incumbent carrier's network to our network. The field technician is responsible for the installation of the customer premise equipment. These teams report to the city managers and ultimately the presidents of their respective regions.

     To complement our sales force, we use established telephone equipment vendors to market our services in conjunction with equipment sales to business customers. We believe this distribution channel will become more productive for us in the near future with the continued rollout of our bundled voice and high-speed data solution.

NETWORK ARCHITECTURE AND TECHNOLOGY

     In building our network we have implemented a strategy where we own the hardware that routes voice calls and data traffic, which we refer to as switches, while leasing the telephone lines and cable over which the voice calls and data traffic are actually transmitted, which we refer to as transport. We use three basic types of transport to transmit our voice calls and data traffic. First, we lease the standard telephone line from the incumbent carrier. This allows us to move voice calls and data traffic from a customer's location to the nearest central office owned by the incumbent carrier. Inside these central offices, we have installed equipment that allows us to deliver the services we sell to our customers. Second, we lease cable from other communications companies which connect the equipment we have installed in the central office of the incumbent carrier to our switches. Third, we lease additional cable from other communications companies, which connect our switches to each other and allow us to complete our customers' long distance calls to national and international destinations. We believe this network strategy provides us an efficient capital deployment plan and an attractive return on our invested capital.

     We believe that leasing the standard telephone line from the incumbent carrier's central office to the end-user provides a cost-efficient solution for gaining control of access to our customers. Leasing costs are not incurred until we have acquired a customer and revenue can be generated. It is our experience that the cable required to connect our collocation equipment located at an incumbent carriers' central office to our switching hardware and the cable required to connect our customers' voice calls and data traffic to the Internet and other telephones is available at reasonable prices in all of our current and planned markets. Because the cable required to transport voice calls and data traffic has become a readily available service from numerous other communications companies, we have focused our efforts on owning and installing the hardware that determines where to route voice calls and data traffic and on selling and delivering our services to our customers.

     In 1996, we installed our first switch in Las Vegas. By the end of 1998, we had seven operational switches. All of our current switches are DMS-500 switches manufactured by Northern Telecom. These switches offer a flexible and cost efficient way for us to provide local and long distance services to our customers. We are currently testing smaller and less expensive switches that would allow us to move the hardware that determines where to route voice calls and data traffic closer to our customers. This decentralized approach to determining where to route voice calls and data traffic should allow us to make more efficient use of the cable we lease to transport voice calls and data traffic.

     Once we have installed equipment in the collocation sites we rent from the incumbent carrier, we initiate service to a customer by arranging for the incumbent carrier to physically disconnect a standard telephone line from their equipment and reconnect the same standard telephone line to our equipment. When the standard telephone line has been connected to our equipment, we have direct access to the customer and can deliver our current voice and data services. Any future changes the customer wishes to make, such as purchasing more services from us, are under our direct control. The one exception is for certain types of repairs, which are infrequent, but which may require the participation of the incumbent carrier's maintenance staff.

     We have increased the number of collocation sites where we have installed our equipment from nine as of December 31, 1996 to 322 as of December 31, 1999. We believe the expertise we have developed in successfully applying for space in these central offices, installing our equipment and maintaining the equipment once it is installed will allow us to efficiently handle our planned expansion.

     Our seven switches are connected to each other by cable which allows us to transmit voice calls and data traffic using asynchronous transfer mode technology. Asynchronous transfer mode technology allows both voice calls and data traffic to be transported in digital form over a single cable connection at high speeds and reasonable costs. The introduction of DSL technology into our network will allow us to transport both voice calls and data traffic in digital form on a single telephone line from a customer's location to one of our switches.

     We install DSL equipment at our collocation sites, at our switch sites and at our customers' locations. The DSL equipment we use is manufactured by Copper Mountain, Turnstone and Tollbridge Technologies. Where installed, this equipment allows us to deliver multiple voice calls and data traffic over a single, standard telephone line and is expected to provide us with substantial cost savings. Using DSL technology, we can increase the amount of information we carry on a standard telephone line, which we refer to as bandwidth, to up to 1.5 million bits per second or "Mbps". This bandwidth is the equivalent of 24 regular voice telephone lines. Our DSL equipment is programmed to allocate the available bandwidth. For example, voice calls are carried at 64 thousand bits per second or "Kbps"; if a customer has eight phone lines and all are in use at the same time, then 512 Kbps (eight phone lines multiplied by 64 Kbps each) of the total 1.5 Mbps are allocated for the voice calls. The remaining bandwidth, 988 Kbps, is available to carry the data traffic.

     We believe this technology, when fully implemented, will significantly reduce our customers' potential for service outages when the incumbent carrier moves the standard telephone line from their equipment to ours. Additionally, we believe this technology will reduce our costs since we will lease a reduced number of standard telephone lines per customer from the incumbent carrier. For example, if a customer today has eight voice lines, we must order from and provision through the incumbent carrier eight individual standard telephone lines. If the same customer were to buy our service offering which uses DSL technology, we would only order and provision one standard telephone line from the incumbent carrier. Also, we expect that future products and services designed to take advantage of the increased bandwidth provided by DSL technology will allow us to generate incremental revenue with attractive margins.

     Interconnection Agreements and Competitive Carrier Certifications. We have interconnection agreements with Sprint for Nevada, BellSouth for Georgia, Tennessee, North Carolina, Louisiana and Florida, GTE and PacBell for California, Ameritech for Illinois, Bell Atlantic for Massachusetts, New York and Pennsylvania and SBC for Texas. These agreements expire on various dates through October 2000. In some cases, one or both parties may be entitled to demand renegotiation of particular provisions in an existing interconnection agreement based on intervening changes in the law. We are certified as a competitive carrier in all of our existing markets and have applied for or obtained competitive carrier certification in 26 additional markets.

SERVICE DEPLOYMENT AND OPERATIONS

     Customer Service. We strive to provide high quality customer service through:

     - Personnel. Our customer service representatives and sales personnel are well trained and attentive to our customers' needs.

     - Call Center. Our centralized customer service center in Las Vegas operates 24 hours a day, seven days a week. Calls from our customers are answered and responded to with minimal wait time.

     - Coordination of Service Provisioning. We coordinate service installation with our customer and the incumbent carrier to ensure a smooth transition of services from the incumbent carrier to us.

     - Close Customer Contact. We proactively monitor our network and keep our customers informed of installation or repair problems and allocate the necessary resources to resolve any problems.

     - Billing. We provide our customers with accurate, timely and easily understood bills.

     Process Automation. We have developed a comprehensive, proprietary operations support system to manage our business. Our proprietary system provides integrated features addressing substantially all aspects of our business including customer care, billing and collections, general ledger, payroll, fixed asset tracking and personnel management. Additionally, customer service representatives are able to handle all customer service inquiries, including billing questions and repair calls, with the information available from our integrated system.

     We believe our system is adaptable to changing circumstances and multiple incumbent carrier provisioning systems and will be able to support our operations throughout our planned growth. We are in final testing of our internal automation process whereby all new orders are provisioned through our operations support system on a real-time basis. Since 1998, we have been developing and implementing electronic order interfaces with all of the incumbent carriers with whom we work designed to improve provisioning performance by eliminating manual keying of information and the need to fax paper orders back and forth. As an illustration, we are currently provisioning the majority of our orders in Las Vegas through an electronic interface with Sprint. This type of interface, also known as "electronic bonding," substantially reduces the time, number of steps and duplication of work typically involved in the provisioning process, substantially lowering our costs and providing a more attractive solution to our customers. To speed our implementation of electronic bonding with other incumbent carriers, including Bellsouth, Ameritech, PacBell and US West, we have recently purchased and begun implementing electronic order interface software from DSET Corporation.

     The billing component of our operations support system is designed to track and bill all forms of local service, including line and feature charges as well as long distance charges. We can accommodate business customers desiring a single bill for many locations, summary bills without detail or a number of other types of customized bills. We can deliver bills to our customers in a number of alternative media including electronic files and on-line inquiry through our Website.

GOVERNMENT REGULATIONS

  Overview

     Our services are regulated at the federal, state and local level. The FCC exercises jurisdiction over all facilities of, and services offered by, communications common carriers like us, as long as those facilities are used in connection with interstate or international communications. State regulatory commissions have some jurisdiction over most of the same facilities and services if they are used in connection with communications within states. In recent years, there has been a dramatic change in the regulation of telephone services at both federal and state levels as both legislative and regulatory bodies seek to enhance competition in both the local exchange and interexchange services. These efforts are ongoing and many of the legislative measures and regulations adopted are subject to judicial review. We cannot predict the impact on us of the results of these ongoing legislative and regulatory efforts or the outcome of any judicial review.

  Federal Regulation

     The FCC regulates interstate and international communications services, including access to local telephone facilities to place and receive interstate and international calls. We provide these services as a common carrier. The FCC also imposes regulations on common carriers that have some degree of market power, including incumbent carriers. The FCC imposes less regulation on common carriers without market power including competitive carriers like us. The FCC grants automatic authority to carriers for interstate long distance service, but requires common carriers to receive an authorization to construct and operate communications facilities, and to provide or resell communications services, between the United States and international points. Both domestic and international carriers must generally file tariffs for their services. With respect to our domestic and international service offerings, we have filed tariffs with the FCC stating the rates, terms and conditions for our interstate and international services. Our interstate tariffs are subject to "streamlined" tariff regulations and are generally not reviewed by the FCC before becoming effective. Our tariffs can be amended on one day's notice. Carriers subject to the jurisdiction of the FCC must charge just and reasonable rates and must not discriminate among like customers for like services. The FCC imposes numerous other regulations on carriers subject to its jurisdiction some of the most important of which are discussed below. It also hears complaints against carriers filed by customers or other carriers and levies various charges and fees.

     The Telecommunications Act permits virtually any entity, including cable television companies and electric and gas utilities, to enter any communications market. The Telecommunications Act takes precedence over inconsistent state regulation. However, entities that enter communications markets must follow state regulations relating to safety, quality, consumer protection and other matters. Implementation of the Telecommunications Act continues to be affected by numerous federal and state policy rulemaking proceedings and review by courts. We are uncertain as to how our business may be affected by these proceedings.

     The Telecommunications Act is intended to promote competition. The Telecommunications Act opens the local services market to competition by requiring incumbent carriers to permit interconnection to their networks and by establishing incumbent carrier and competitive carrier obligations with respect to:

          Reciprocal Compensation. All incumbent carriers and competitive carriers are currently required to complete calls originated by each other under reciprocal arrangements at prices based on tariffs or negotiated prices.

          Resale. All incumbent carriers and competitive carriers are required to permit resale of their communications services without unreasonable restrictions or conditions. In addition, incumbent carriers are required to offer wholesale versions of all retail services to other common carriers for resale at discounted rates, based on the costs avoided by the incumbent carrier by offering these services at wholesale rates.

          Interconnection. All incumbent carriers and competitive carriers are required to permit their competitors to interconnect with their facilities. All incumbent carriers are required to permit interconnection at any feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier requesting interconnection, collocation of the requesting carrier's equipment in the incumbent carriers' premises must be offered.

          Unbundled Access. All incumbent carriers are required to provide access to specified individual components of their networks, which are sometimes referred to as unbundled network elements, on nondiscriminatory terms and at prices based on cost, which may include a reasonable profit.

          Number Portability. All incumbent carriers and competitive carriers are required to permit users of communications services to retain their existing telephone numbers without impairment of quality, reliability or convenience when switching from one common carrier to another.

          Dialing Parity. All incumbent carriers and competitive carriers are required to provide "l+" equal access to competing providers of long distance service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing, with no unreasonable dialing delays.

          Access to Rights-of-Way. All incumbent carriers and competitive carriers are required to permit competing carriers access to their poles, ducts, conduits and rights-of-way at regulated prices.

     Incumbent carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a predetermined amount of time, either carrier may request arbitration of the disputed issues by the state regulatory commission.

     In August 1996, the FCC established rules to implement the incumbent carrier interconnection obligations described above. On July 18, 1997, a United States appeals court overturned portions of these rules and narrowly interpreted the FCC's power to establish and enforce rules implementing the Telecommunications Act. On January 25, 1999, the United States Supreme Court reversed the appeals court decision and confirmed the FCC's broad authority to issue rules implementing the Telecommunications Act. Specifically, the Supreme Court decided that:

     - the FCC has jurisdiction over pricing of unbundled network elements; and

     - the FCC has authority to make rules allowing a competitive carrier to "pick and choose" among the most favorable terms from existing agreements between an incumbent carrier and other competitive carriers.

     On the other hand, the Supreme Court vacated an FCC rule which described the network elements the incumbent carriers must provide to competitors on an unbundled basis. This required the FCC to re-examine its rules regarding which unbundled network elements must be made available to competitors.

     On November 5, 1999, the FCC released an order reaffirming and clarifying the obligation of incumbent carriers to provide those network elements which we currently lease from incumbent carriers, including standard telephone lines which are also known as local loops, network interface devices and operations support systems. Competitive and incumbent local exchange carriers recently have requested the FCC to reconsider and modify these rules and many of the rules also require implementing action by state regulatory agencies. We cannot predict the outcome of any further proceedings.

     On March 31, 1999, the FCC issued an order requiring incumbent carriers to provide alternatives to traditional physical collocation, including providing carriers with their own dedicated spaces in which to install their equipment. In addition, the FCC ruled that incumbent carriers must allow competitive carriers to collocate advanced services equipment and perform their own labor in connecting their equipment within the incumbent carrier central office. On March 17, 2000, a panel of the U.S. Court of Appeals upheld parts and vacated parts of the FCC's collocation order and remanded it to the FCC for further consideration. The Court found that the FCC's order appeared to impermissibly require the collocation of equipment beyond what was "necessary" for interconnection or access to unbundled network elements. The Court specifically questioned any obligation to collocate "multifunction equipment" combining features that are "necessary" for interconnection or access to unbundled network elements with features that are not. The Court also found that certain of the rules relating to the manner of collocation, such as permitting competitors to select whatever space they desire on the incumbent carrier's premises, were too expansive. The Court has remanded the order to the FCC for further consideration of these points. The Company is unable to predict the outcome of any future proceedings or their impact, if any, on the Company.

     On November 18, 1999, the FCC ordered incumbent carriers to share their telephone lines with providers of high speed Internet access and other data services. The FCC has indicated that competitive carriers may obtain access to the high-frequency portion of a standard telephone line from the incumbent carriers. As a result, competitive carriers will be able to provide DSL-based services over the same telephone lines simultaneously used by the incumbent carrier to provide voice services, and will no longer need to purchase a separate telephone line from the incumbent carrier to provide DSL services. The ruling could have an unfavorable effect on our business by making it easier for some of our competitors to provide DSL services.

     The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies from providing long distance services and engaging in communications equipment manufacturing. Before the passage of the Telecommunications Act, the regional Bell operating companies and most dominant incumbent carriers were restricted to providing services within a distinct geographical area known as a local access and transport area. The Telecommunications Act permits the regional Bell operating companies to provide long distance service immediately in areas outside of their market regions and within their market region once they have satisfied several procedural and substantive requirements, including:

     - a showing that the regional Bell operating company is subject to meaningful local competition in the area in which it seeks to offer long distance service; and

     - a determination that the regional Bell operating company's entry into long distance markets is in the public interest.

     In December 1999, the FCC approved Bell Atlantic's request to provide long distance service to its New York customers. SBC Communications recently filed a similar request to provide long distance service to its customers in Texas and additional requests will likely be filed in the near future. One or more of these requests also may be approved. If regional Bell operating companies are allowed to offer long distance services in one or more of our markets, our business will be unfavorably affected.

     The FCC has initiated a rulemaking proceeding to consider whether to permit regional Bell operating companies to eventually offer high-speed data services between local access and transport areas through a separate subsidiary, without first having to demonstrate that they have met the FCC procedural and substantive requirements referred to above. Although the FCC has not acted in this rulemaking, in approving the merger of SBC Communications and Ameritech, it authorized the merged entity to provide advanced data services using a separate subsidiary provided specific conditions relating to the status of competition are met. A similar condition was accepted by Bell Atlantic in obtaining authority to provide long distance services in New York and similar conditions have been proposed by Bell Atlantic and GTE in connection with their proposed merger.

     In August 1998, in response to requests by various traditional telephone companies that the FCC grant them regulatory relief in the provision of advanced telecommunications services, including DSL services, that are suitable for high-speed transmission of data and other types of information like our high-speed dedicated access to the Internet, the FCC issued an order that established both (a) a rulemaking to address standards by which traditional telephone companies can provide data transmission services in competition with companies like us and (b) requirements for those traditional telephone companies to offer to competitive data transmission companies like us the necessary unbundled network elements to provide advanced data transmission services. With respect to the latter, the FCC concluded that DSL services are telecommunications services and, therefore, the traditional local telephone companies are required (a) to allow interconnection of their facilities and equipment used to provide data transport functionality, such as unbundled local telecommunications lines, and (b) to offer for resale DSL services. After the traditional local telephone companies appealed this decision, the United States Court of Appeals for the District of Columbia remanded the proceeding to the FCC for further consideration. On remand, the FCC reaffirmed its conclusion that DSL services are telecommunications services, but this remand order has been appealed. Any change in the August 1998 order that would affect our ability to interconnect with and obtain facilities from the traditional local telephone companies could have an unfavorable effect on our business.

     In a separate context, on November 9, 1999, the FCC released a decision which concluded that advanced services, such as DSL, sold by incumbent carriers to Internet service providers and bundled by the Internet service provider with its other services are not subject to the resale obligations of the Act. This decision will allow incumbent carriers to provide Internet service providers with special rate packages for DSL on terms and conditions not available to us.

     It is important to note that the outcome of these advanced data services proceedings may be affected by legislation. For example, the U.S. House of Representatives is currently considering a bill, known as H.R.

2420, which would, among other things, eliminate the traditional telephone companies' general obligations to provide unbundled access for or resale of high speed data services. While H.R. 2420 has substantial support in Congress, it is uncertain whether it will be enacted into law in its current form.

     In two orders released on December 24, l996 and May 16, 1997, the FCC made major changes in the structure of the access charges incumbent carriers impose for the use of their facilities to originate or complete interstate and international calls. The December 24th order permitted incumbent carriers to lower access charges. The May 16th order granted incumbent carriers subject to the FCC's price cap rules increased pricing flexibility upon demonstrations of increased competition or potential competition in their markets. The manner in which these changes are implemented could have a material effect on the amount of switched access charges we collect from long distance carriers.

     At present we are in litigation with Sprint over the access charges we have billed to it. In December 1999, we filed a complaint before the FCC to obtain an order compelling Sprint to pay our tariff rate for access charges. In January 2000, Sprint filed a complaint against us before the FCC seeking a declaration that Sprint should be entitled to recover any amounts it may be ordered to pay to us under our complaint on the basis that our charges are unjust and unreasonable. We recently settled a litigation with AT&T over substantially similar issues after receiving a favorable decision from the FCC.

     In August 1999, the FCC adopted an order providing additional pricing flexibility to incumbent carriers subject to price cap regulation in their provision of interstate access services, particularly special access and dedicated transport. Some of the actions taken by the FCC would immediately eliminate rate scrutiny for "new services" and permit the establishment of additional geographic zones within a market that would have separate rates. Additional and more substantial pricing flexibility will be given to incumbent carriers as specified levels of competition in a market are reached through the collocation of competitive carriers and their use of competitive transport. This flexibility will include, among other items, customer specific pricing, volume and term discounts for some services and streamlined tariffing.

     As part of the same August 1999 order, the FCC initiated another proceeding to consider additional pricing flexibility proposals for incumbent carriers. This proceeding also will consider the reasonableness of competitive carrier access charges and seeks comment on whether the FCC should adopt rules to regulate competitive carrier access charges. In addition, the FCC's rulemaking is examining whether any statutory or regulatory constraints prevent long distance carriers from declining to accept a competitive carrier's access services, and if so, under what circumstances. The outcome of the rulemaking is not possible to predict and may have an unfavorable effect on our business.

     In addition, on May 21, 1999, a United States court of appeals reversed an FCC order that had established the factors that are currently used to set annual price caps. The court ordered the FCC to further explain the methodology it used in establishing those factors. This proceeding is ongoing. The outcome of the proceeding is not possible to predict and may have an unfavorable effect on our business.

     Incumbent carriers have been contesting whether their obligation to pay reciprocal compensation to competitive carriers should apply to local telephone calls from an incumbent carrier's customers to Internet service providers served by competitive carriers. The incumbent carriers claim this traffic is interstate in nature and should be exempt from reciprocal compensation arrangements applicable to local and intrastate calls. Competitive carriers have contended that their interconnection agreements with incumbent carriers provide no exception for local calls to Internet service providers and reciprocal compensation is applicable.

     On February 26, 1999, the FCC ruled that Internet service provider traffic is interstate in nature and within the FCC's jurisdiction but that its current rules neither require nor prohibit the payment of reciprocal compensation for these calls. The FCC also requested comment on federal rules to govern compensation for these calls in the future. On March 24, 2000, the FCC's February 26, 1999 ruling was vacated by the United States Court of Appeals because "the Commission has not provided a satisfactory explanation why LECs that terminate calls to ISPs are not properly seen as "terminat[ing] . . . local telecommunications traffic," and why such traffic is 'exchange access' rather than 'telephone exchange service.' " The Court of Appeals remanded the matter to the FCC for further proceedings. We are unable to predict the outcome of such further proceedings or their impact, if any, on our business.

     Most, but not all, state commissions and several federal and state courts have ruled that reciprocal compensation arrangements under interconnection agreements existing prior to the FCC decision apply to calls to Internet service providers. There are, however, ongoing disputes concerning the appropriate treatment of Internet service provider traffic under new interconnection agreements.

     Internet service providers may be among our potential customers and adverse decisions regarding reciprocal compensation could limit our ability to service this group of customers profitably. While some competitive carriers target Internet service providers in order to generate additional revenues from reciprocal compensation charges, at the present time we do not focus our marketing efforts on Internet service providers. In addition, given the uncertainty as to whether reciprocal compensation is payable in connection with calls to Internet service providers, we do not recognize revenue from calls to Internet service providers. Therefore, the outcome of this dispute in favor of either the incumbent carrier or competitive carrier will have minimal impact on us.

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy program. The FCC's May 8, 1997 order established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded federal subsidies for local dialtone services provided to low-income consumers. Providers of interstate telecommunications service, including us, must contribute to these programs. On July 30, 1999, the United States appeals court issued a decision partially upholding the FCC order but precluding the FCC from basing the amount a carrier must contribute to the subsidy program on a carrier's intrastate revenues. Currently, the FCC is assessing contributions to these programs at 5.8% of a provider's interstate and international revenue for the previous year. We intend to recover our share of these costs through charges assessed directly to our customers and participation in federally subsidized programs. On November 2, 1999, the FCC revised its proposed methodology for subsidizing service provided by non-rural carriers in high cost areas. This action may result in further substantial increases in the cost of the subsidy program. The net financial effect of these regulations on us cannot be determined at this time.

     In 1994, Congress adopted the Communications Assistance for Law Enforcement Act to insure that law enforcement agencies would be able to conduct properly authorized electronic surveillance over the new digital and wireless media as well as traditional wireline carriers. An interim technical standard was released in 1997 and the FCC recently required carriers to have additional capabilities requested by law enforcement authorities and directed that the interim standard be revised. Some in the industry believe that the cost of providing these additional capabilities is unreasonably high and the FCC's decision has been appealed. We are not able to predict the outcome of this litigation or the cost of compliance with whatever standards are ultimately developed.

  State Regulation

     The implementation of the Telecommunications Act is subject to numerous state rulemaking proceedings. As a result, it is currently difficult to predict how quickly full competition for local services, including local dialtone, will be introduced.

     To provide services within a state, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. To date, we have satisfied state requirements to provide local and intrastate long distance service in 11 states and the District of Columbia and have applied for competitive carrier certification in 19 other states.

     State regulatory agencies have jurisdiction over our facilities and services used to provide intrastate services, including our rates. State agencies require us to file periodic reports, pay various fees and assessments and comply with rules governing quality of service, consumer protection and similar issues. These agencies may also have to approve the transfer of assets or customers located in the state, a change of control of our company or our issuance of securities or assumption of debt. The specific requirements vary from state to state. State regulatory agencies also must approve our interconnection agreements with incumbent carriers. Price cap or rate of return regulation does not apply in any of our current or planned expansion markets. However, we cannot assure you that the imposition of new regulatory burdens in a particular state will not affect the profitability of our services in that state.

  Local Regulation

     Our networks must comply with numerous local regulations such as building codes, municipal franchise requirements and licensing. These regulations vary on a city by city and county by county basis. In some of the areas where we provide service, we may have to comply with municipal franchise requirements and may be required to pay license or franchise fees based on a percentage of gross revenue or other factors. Municipalities that do not currently impose fees may seek to impose fees in the future. We cannot assure you fees will remain at their current levels following the expiration of existing franchises.

COMPETITION

     The communications industry is highly competitive. We believe the principal competitive factors affecting our business will be:

     - pricing levels and policies,

     - transmission speed,

     - customer service,

     - breadth of service availability,

     - network security,

     - ease of access and use,

     - bundled service offerings,

     - brand recognition,

     - operating experience,

     - capital availability,

     - exclusive contracts,

     - accurate billing, and

     - variety of services.

To maintain our competitive posture, we believe we must be in a position to reduce our prices to meet any reductions in rates by our competitors. Any reductions could adversely affect us. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. In addition, competitive alternatives may result in substantial customer turnover in the future. Many providers of communications and networking services experience high rates of customer turnover.

     A continuing trend toward consolidation of communications companies and the formation of strategic alliances within the communications industry, as well as the development of new technologies, could give rise to significant new competitors. For example, WorldCom has merged with MCI Communications and now proposes to merge with Sprint. AT&T has acquired Teleport Communications Group Inc., a competitive carrier, and Tele-Communications, Inc., a cable, communications and high-speed Internet services provider, and has announced its intent to merge with another cable television company, MediaOne. Ameritech Corporation merged with SBC Communications, Bell Atlantic has agreed to merge with GTE Corporation and Qwest is seeking to merge with US West. These types of consolidations and other strategic alliances could put us at a competitive disadvantage.

  Local Dialtone Services

     Incumbent Carriers

     In each of the markets we target, we will compete principally with the incumbent carrier serving that area. We believe the regional Bell operating companies are aggressively seeking to be able to offer long distance service in their service territories. In December 1999, Bell Atlantic received approval to offer long distance service in New York and announced that it would offer long distance service beginning in January 2000. Many experts expect one or more of the other regional Bell operating companies to be successful in entering the long distance market in early 2000. We believe the regional Bell operating companies expect to offset losses of market share in their local markets by attempting to capture a large percentage of the long distance market in their market areas, especially among residential users where their strong regional brand names and extensive advertising campaigns may be very successful. In addition, a continuing trend toward business combinations and alliances in the communications industry may create significant new competitors for us.

     We have not achieved and do not expect to achieve a significant market share for any of our services. The incumbent carriers have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours and have the potential to subsidize competitive services with revenues from a variety of businesses. While recent regulatory initiatives which allow competitive carriers to interconnect with incumbent carrier facilities provide increased business opportunities for us, interconnection opportunities have been and likely will continue to be accompanied by increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent carriers.

     Incumbent carriers have long-standing relationships with regulatory authorities at the federal and state levels. The FCC recently proposed a rule that would provide for increased pricing flexibility for incumbent carriers and deregulation for competitive access services, either automatically or after competitive levels are reached. If the incumbent carriers are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, our operating margins could be materially adversely affected. Future regulatory decisions which give the incumbent carriers increased pricing flexibility or other regulatory relief could also have a material adverse effect on us.

     Competitive Carriers/Long Distance Carriers/Other Market Entrants.

     We face, and expect to continue to face, competition from long distance carriers, including AT&T, MCI WorldCom, and Sprint, seeking to enter, reenter or expand entry into the local exchange market. We also compete with other competitive carriers, resellers of local dialtone services, cable television companies, electric utilities, microwave carriers and wireless telephone system operators.

     The Telecommunications Act includes provisions which impose regulatory requirements on all incumbent carriers and competitive carriers but grants the FCC expanded authority to reduce the level of regulation applicable to these common carriers. The manner in which these provisions of the Telecommunications Act are implemented and enforced could have a material adverse effect on our ability to successfully compete against incumbent carriers and other communications service providers.

     The Telecommunications Act radically altered the market opportunity for competitive carriers. Many existing competitive carriers which entered the market before 1996 had to build a fiber infrastructure before offering services. With the Telecommunications Act requiring unbundling of the incumbent carrier networks, competitive carriers are now able to more rapidly enter the market by installing switches and leasing standard telephone lines and cable.

     A number of competitive carriers have entered or announced their intention to enter one or more of our markets. We believe that not all competitive carriers, however, are pursuing the same target customers we pursue. We intend to keep our prices at levels below those of the incumbent carriers while providing, in our opinion, a higher level of service and responsiveness to our customers. Innovative packaging and pricing of basic telephone services is expected to provide competitive differentiation for us in each of our markets.

  Long Distance Services

     The long distance services industry is very competitive and many long distance providers experience a high average turnover rate as customers frequently change long distance providers in response to offerings of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We expect to face increasing competition from companies offering long distance data and voice services over the Internet. Companies offering these services over the Internet could enjoy a significant cost advantage because they do not currently pay common carrier access charges or universal service fees.

  Data and Internet Services

     We expect the level of competition with respect to data and Internet services to intensify in the future. We expect significant competition from:

     - Incumbent Carriers. Most incumbent carriers have announced deployment of commercial DSL services. Some incumbent carriers have announced they intend to aggressively market these services to their residential customers at attractive prices. In addition, most incumbent carriers are combining their DSL service with their own Internet service provider businesses. We believe incumbent carriers have the potential to quickly overcome many of the issues that have delayed widespread deployment of DSL services in the past. The incumbent carriers have an established brand name in their service areas, possess sufficient capital to deploy DSL services rapidly and are in a position to offer service from central offices where we may be unable to secure collocation space. When the regional Bell operating companies begin providing long distance service, they may be able to offer "one stop shopping" that would be competitive with our offerings.

       On June 2, 1999, the FCC allowed most of a Bell Atlantic tariff to become effective under which Bell Atlantic will sell its DSL services at a discounted price to Internet Service Providers who commit to buying Bell Atlantic's DSL service in bulk over a multi-year period for resale to consumers. The FCC's decision to let this tariff go into effect could adversely impact us if it gives ISPs, particularly large ISPs such as America Online, an economic incentive to use Bell Atlantic to meet all of their DSL needs to qualify for the bulk discount pricing that Bell Atlantic offers.

     - Traditional Long Distance Carriers. Many of the leading traditional long distance carriers, including AT&T, MCI WorldCom and Sprint, are expanding their capabilities to support high-speed, end-to-end networking services. We expect them to offer combined data, voice and video services over their networks. These carriers have extensive fiber networks in many metropolitan areas that primarily provide high-speed data and voice services to large companies. They could deploy DSL services in combination with their current fiber networks. They also have interconnection agreements with many incumbent carriers and have secured collocation space from which they could begin to offer competitive DSL services.

     - Newer Long Distance Carriers. The newer long distance carriers, including Williams Communications, Qwest Communications International and Level 3 Communications, are building and managing high-speed networks nationwide. They are also building direct sales forces and partnering with Internet service providers to offer services directly to business customers. They could extend their existing networks and offer high-speed services using DSL, either alone or in partnership with others.

     - Cable Modem Service Providers. Cable modem service providers, like @Home Networks and its cable partners, are offering, or are preparing to offer, high-speed Internet access over cable networks to consumers. @Work has positioned itself to do the same for businesses. These networks provide high-speed data services similar to our services, and in some cases at higher speeds. These companies use a variety of new and emerging technologies, including point-to-point and point-to-multipoint wireless services, satellite-based networking and high-speed wireless digital communications.

     - Internet Service Providers. Internet service providers, including Yahoo, Earthlink, PSINet, Concentric and Verio, offer Internet portal services which compete with our MGCi.com service. We offer basic web hosting and e-mail services and anticipate offering an enhanced set of Internet products in the future. The competitive Internet service providers generally provide more features and functions than our current Internet portal.

     - Wholesale DSL Carriers. Carriers, including Covad Communications Group, Inc., Rhythms NetConnections Inc. and NorthPoint Communications, Inc., have begun offering DSL services and have significant strategic equity investors, marketing alliances and product development partners.

     Many of these competitors are offering, or may soon offer, DSL technologies and services that will directly compete with us.

PERSONNEL

     As of February 29, 2000, we had approximately 1,107 employees, most of whom were located in Las Vegas. We expect to substantially increase the number of our employees over the next two years.

     We have non-disclosure and non-compete agreements with all of our executive employees. None of our employees are represented by a collective bargaining agreement.

                                  RISK FACTORS

WE EXPECT OUR LOSSES TO CONTINUE AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE REQUIREMENTS

     We recorded net losses of $69.8 million in 1999, $32.1 million in 1998, and $10.8 million in 1997. In addition, we had negative cash flow from operations of $45.9 million in 1999, $24.2 million in 1998 and $4.5 million in 1997. We do not generate enough cash flow to cover our operating and investing expenses. Our historical earnings were insufficient to cover combined fixed charges and dividends on preferred stock by $76.4 million for the year ended December 31, 1999. Combined fixed charges and dividends include interest and dividends, whether paid or accrued. We expect to record significant net losses and generate negative cash flow from operations for the foreseeable future. We cannot assure you we will achieve or sustain profitability or generate sufficient positive cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements.

OUR SUBSTANTIAL DEBT CREATES FINANCIAL AND OPERATING RISK

     We have a substantial amount of debt. As of December 31, 1999, we had approximately $161.9 million of total debt outstanding and in March 2000 we incurred an additional $250.0 million of debt. The terms of our outstanding debt limit, but do not prohibit, us from incurring additional debt. For example, the indentures for our outstanding debt allow us to incur an unlimited amount of debt to finance the cost of acquiring equipment used in our business. We expect to incur significant amounts of additional debt in the future to fund our expansion into new markets, develop our network and expand our customer base. Our level of debt could have important consequences to you, including the following:

     - a substantial portion of our cash flow from operations will be dedicated to paying principal and interest on our debt, thereby reducing funds available for expansion or other purposes;

     - our significant amount of debt could make us more vulnerable to changes in general economic conditions or increases in prevailing interest rates;

     - our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes could be impaired;

     - our failure to comply with the restrictions contained in any of our financing agreements could lead to a default which could result in our being required to repay all of our outstanding debt; and

     - we may be more leveraged than some of our competitors, which may result in a competitive disadvantage.

IF OUR EXPANSION PLANS CHANGE WE MAY NEED SIGNIFICANT ADDITIONAL FUNDS THAT WE MAY NOT BE ABLE TO OBTAIN

     If our expansion plans change we may require significant amounts of capital to fund the development and expansion of our business and services as well as operating costs and debt service. If we cannot generate or otherwise obtain sufficient funds, we may be required to delay or abandon these expansion plans. This may have a negative impact on our growth and our ability to compete in the communications industry. We expect to fund our capital requirements through existing resources, internally generated funds and debt or equity financing, including the proceeds of this offering. We cannot assure you we will be successful in raising sufficient debt or equity financing on acceptable terms.

IT IS DIFFICULT TO PREDICT OUR FUTURE OPERATING RESULTS FROM OUR PREVIOUS PERFORMANCE SINCE OUR BUSINESS MODEL IS STILL EVOLVING AND WE HAVE A LIMITED OPERATING HISTORY

     Our limited operating history makes predicting future results difficult. Because some of our services are new, we cannot be sure businesses will buy them. In addition, we have recently hired a new chief executive officer who may realign our operations into regional service areas to support our expanding geographic markets or make other changes which could increase the cost of providing our services.

WE WILL FACE ADDITIONAL RISKS IF WE ACQUIRE OTHER BUSINESSES

     As part of our growth strategy, we may acquire other businesses as a means of expanding into new markets or developing new services. We are currently evaluating various acquisition opportunities and have engaged in discussions regarding some of them. One or more of these acquisitions, if consummated, would be material. However, we have not reached any agreement to effect any material acquisition. We are unable to predict whether or when any prospective acquisitions will occur or the likelihood of any acquisition being completed on favorable terms and conditions. Acquisitions of other businesses involve risks including:

     - difficulties assimilating acquired back-office operations and personnel;

     - difficulties integrating different network equipment and systems into our operations;

     - potential disruptions of our ongoing business;

     - the diversion of resources and management time;

     - the possibility uniform standards, controls, procedures and policies may not be maintained;

     - risks associated with entering new markets in which we have little or no experience; and

     - the potential impairment of relationships with employees or customers as a result of changes in management.

     Any business we might acquire might not perform as expected. Furthermore, we have never acquired another business. Accordingly, we have no experience dealing with any of the risks associated with making acquisitions. Our failure to successfully address these risks could have a material adverse effect on our business.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE AND WILL BE DIFFICULT TO PREDICT

     Our annual and quarterly operating results are likely to fluctuate significantly as a result of numerous factors, many of which are outside of our control. These factors include:

     - the timing and willingness of traditional telephone companies to provide us with central office space and the prices, terms and conditions on which they make the space available to us;

     - the amount and timing of capital expenditures and other costs relating to the expansion of our networks and the marketing of our services;

     - delays in the commencement of operations in new regions and the generation of revenue because certain network elements have lead times that are controlled by incumbent carriers and other third parties;

     - the ability to develop and commercialize new services by us or our competitors;

     - the ability to deploy on a timely basis our services to adequately satisfy customer demand;

     - our ability to successfully operate our networks;

     - the rate at which customers subscribe to our services;

     - decreases in the prices for our services due to competition, volume-based pricing and other factors;

     - the mix of line orders between business customers (which typically have higher margins) and residential customers:

     - the development and operation of our billing and collection systems and other operational systems and processes;

     - the rendering of accurate and verifiable bills from the incumbent carriers from whom we lease transport and resolution of billing disputes;

     - the incorporation of enhancements, upgrades and new software and hardware products into our network and operational processes that may cause unanticipated disruptions; and

     - the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 Telecommunications Act, interconnection agreements and the antitrust laws.

THE TERMS OF OUR DEBT COVENANTS AND PREFERRED STOCK COULD LIMIT HOW WE CONDUCT OUR BUSINESS AND OUR ABILITY TO RAISE ADDITIONAL FUNDS

     The agreements which govern the terms of our debt contain covenants that restrict our ability to:

     - incur additional debt;

     - pay dividends and make other distributions;

     - prepay subordinated debt;

     - make investments and other restricted payments;

     - create liens;

     - sell assets; and

     - engage in transactions with affiliates.

     In addition, the terms of our outstanding preferred stock require us to obtain the approval of the holders before we take specified actions.

     Our future financing arrangements will likely contain similar or more restrictive covenants. As a result of these restrictions, we may be:

     - limited in how we conduct our business;

     - unable to raise additional debt or equity financing to operate during general economic or business downturns; and

     - unable to compete effectively or to take advantage of new business opportunities.

     These restrictions may affect our ability to grow in accordance with our plans.

OUR SUCCESS DEPENDS ON THE EFFECTIVENESS OF OUR MANAGEMENT. WE HAVE A NEW CHIEF EXECUTIVE OFFICER AND ARE CONSIDERING OTHER ADDITIONS TO OUR MANAGEMENT TEAM

     Our business is managed by a small number of key management personnel, the loss of some of whom could impair our ability to carry out our planned expansion. We believe our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel. None of our key executives other than Rolla P. Huff, our new chief executive officer, and Michael R. Daley, our new chief financial officer, is a party to a long-term employment agreement and we do not maintain key man insurance on our officers.

     We have recently hired a new chief executive officer, chief financial officer and other new members of our senior management team. We are considering making further additions to our management team. We cannot assure you that our new senior officers will be effective in managing our company or will successfully work with our existing management team.

IF OUR EQUIPMENT DOES NOT PERFORM AS WE EXPECT, IT COULD DELAY OUR EXPANSION INTO NEW MARKETS AND OUR INTRODUCTION OF NEW SERVICES

     In implementing our strategy, we may use new or existing technologies to offer additional services. We also plan to use equipment manufactured by multiple vendors to offer our current services and future services in each of our new markets. If we cannot successfully install and integrate the technology and equipment necessary to deliver our current services and any future services within the time frame and with the cost effectiveness we currently contemplate, we could be forced to delay or abandon a portion of our expansion plans or the introduction of new services. This could also affect our ability to attract and retain customers.

THE FAILURE OF OUR OPERATIONS SUPPORT SYSTEM TO PERFORM AS WE EXPECT COULD IMPAIR OUR ABILITY TO RETAIN CUSTOMERS AND OBTAIN NEW CUSTOMERS OR RESULT IN INCREASED CAPITAL EXPENDITURES

     We employ a proprietary operations support system which is expected to be an important factor in our success. If the operations support system fails or is unable to perform as expected, we could suffer customer dissatisfaction, loss of business or the inability to add customers on a timely basis, any of which would adversely affect our revenues. Furthermore, problems may arise with higher processing volumes or with additional automation features, which could potentially result in system breakdowns and delays and additional, unanticipated expense to remedy the defect or to replace the defective system with an alternative system.

OUR FAILURE TO MANAGE GROWTH COULD RESULT IN INCREASED COSTS AND OUR INABILITY TO ACHIEVE OUR EXPANSION GOALS

     We may be unable to manage our growth effectively. This could increase the costs of expansion and impair our ability to fully implement our expansion plans. The development and expansion of our business and our entry into new markets will depend on, among other things, our ability to achieve the following goals in a timely manner, at reasonable costs and on satisfactory terms and conditions:

     - purchase, install and operate switches and other equipment, including DSL equipment;

     - accurately assess potential new markets;

     - negotiate suitable interconnection agreements with, and arrangements for installing our equipment at the central offices of, incumbent carriers on satisfactory terms and conditions, including incumbent carriers in markets we plan to enter;

     - hire and retain qualified personnel;

     - lease suitable access to transport networks;

     - lease or purchase suitable sites; and

     - obtain required government authorizations.

     We have experienced rapid growth since our inception, and we believe sustained growth will place a strain on our operational, human and financial resources. Our growth will also increase our operating complexity as well as the level of responsibility for both existing and new management personnel. Our ability to manage our expansion effectively will depend on the continued development of plans, systems and controls for our operational, financial and management needs and on our ability to expand, train and manage our employee base.

OUR SERVICES MAY NOT ACHIEVE SUFFICIENT MARKET ACCEPTANCE TO BECOME PROFITABLE

     To be successful, we must develop and market services that are widely accepted by businesses at profitable prices. Our success will depend upon the willingness of our target customers to accept us as an alternative provider of local, long distance, high-speed data and Internet services. Although we are in the process of rolling out high-speed data and Internet services and developing additional products and services, we might not be able to provide the range of communication services our target business customers need or desire. In addition, the lack of willingness by e-commerce providers to accept us as a marketing, sales and distribution partner would have a negative impact on our ability to deliver additional products and services to our target customers.

OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE AT DESIRED PRICING LEVELS COULD IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW

     Prices for data communication services have fallen historically, a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors. There is a risk competitors, perceiving us to lack capital resources, may undercut our rates or increase their services or take other actions in an effort to force us out of business. Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow.

IF WE ARE UNABLE TO NEGOTIATE AND ENFORCE FAVORABLE INTERCONNECTION AGREEMENTS AND ARRANGEMENTS FOR INSTALLING OUR EQUIPMENT, WE COULD HAVE DIFFICULTY OPERATING PROFITABLY IN OUR EXISTING MARKETS AND ENTERING NEW MARKETS

     We must negotiate and renew favorable interconnection agreements and arrangements for installing our equipment with other companies, including incumbent carriers, in markets we plan to enter. The rates charged to us under the interconnection agreements might not continue to be low enough for us to attract a sufficient number of customers and to operate the business on a profitable basis. In addition, our interconnection agreements provide for our connection and maintenance orders to receive attention on the same basis as the incumbent carrier's customers and for the incumbent carriers to provide adequate capacity to keep blockage within industry standards. However, from time to time, we have experienced excessive blockage in the delivery of calls to and from the incumbent carriers due to an insufficient number of phone lines installed by the incumbent carriers between their switches and our switches. Blocked calls result in customer dissatisfaction which may result in the loss of business.

DELAYS BY THE INCUMBENT CARRIERS IN CONNECTING OUR CUSTOMERS TO OUR NETWORK COULD RESULT IN CUSTOMER DISSATISFACTION AND LOSS OF BUSINESS

     We rely on the timeliness of incumbent carriers and competitive carriers in processing our orders for customers switching to our service and in maintaining the customer's standard telephone lines to assure uninterrupted service. The incumbent carriers are our competitors and have had little experience leasing standard telephone lines to other companies. Therefore, the incumbent carriers might not be able to continue to provide and maintain leased standard telephone lines in a prompt and efficient manner as the number of standard telephone lines requested by competitive carriers increases.

WE MAY NOT BE ABLE TO SERVICE OUR CUSTOMERS IF WE CANNOT SECURE SUFFICIENT TELEPHONE LINES AND CABLE TO MEET OUR FUTURE NEEDS

     We may not be able to lease sufficient telephone lines and cable in markets we want to enter or renew our lease arrangements or obtain comparable arrangements from other carriers in our existing markets. Because we lease rather than construct telephone lines and cable in each of our markets, we would be unable to service our customers if we could obtain sufficient telephone lines and cable. Our inability to lease sufficient telephone lines and cable could result in the loss of customers, the inability to add new customers and limitations on our ability to enter new markets.

OUR RELIANCE ON A LIMITED NUMBER OF EQUIPMENT SUPPLIERS COULD RESULT IN ADDITIONAL EXPENSES OR DELAYS IN OUR EXPANSION

     We currently rely and expect to continue to rely on a limited number of third party suppliers to manufacture the equipment we require to implement our DSL technology. If our suppliers enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with our suppliers, it may materially and adversely affect the availability and pricing of the equipment we purchase. Our reliance on third-party vendors involves a number of additional risks, including the absence of guaranteed supply and reduced control over delivery schedules, quality assurance, production yields and costs.

     We cannot assure you that our vendors will be able to meet our needs in a satisfactory and timely manner in the future or that we will be able to obtain alternative vendors when and if needed. It could take a significant period of time to establish relationships with alternative suppliers for critical technologies and to introduce substitute technologies into our network. As a result, the use of alternative vendors could delay our expansion plans. In addition, if we change vendors, we may need to replace all or a portion of the DSL equipment deployed within our network at significant expense in terms of equipment costs and loss of revenues in the interim.

BECAUSE WE COMPETE AGAINST ESTABLISHED INDUSTRY COMPETITORS WITH SUBSTANTIALLY GREATER RESOURCES, WE MAY NOT BE ABLE TO ACHIEVE OUR OPERATING AND FINANCIAL OBJECTIVES

     The market in which we operate is highly competitive and most of our competitors and potential competitors have substantially greater resources than we have. Our failure to compete effectively could prevent us from obtaining sufficient market share to become profitable. For more information regarding the competitive environment in which we operate, please see "Competition."

IF WE ARE NOT ABLE TO OBTAIN OR IMPLEMENT NEW TECHNOLOGIES, WE MAY LOSE BUSINESS AND LIMIT OUR ABILITY TO ATTRACT NEW CUSTOMERS

     We may be unable to obtain access to new technology on acceptable terms or at all. We may be unable to adapt to new technologies and offer services in a competitive manner. If these events occur, we may lose customers to competitors offering more advanced services and our ability to attract new customers would be hindered. Rapid and significant changes in technology are expected in the communications industry. We cannot predict the effect of technological changes on our business. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes, evolving industry standards and changing needs of our current and prospective customers.

A SYSTEM FAILURE OR BREACH OF NETWORK SECURITY COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS AND RESULT IN CUSTOMER DISSATISFACTION

     Interruptions in service, capacity limitations or security breaches could have a negative effect on customer acceptance and, therefore, on our revenues and ability to attract new customers. Our networks may be affected by physical damage, power loss, capacity limitations, software defects, breaches of security by computer viruses, break-ins or otherwise and other factors which may cause interruptions in service or reduced capacity for our customers.

IF WE ARE UNABLE TO EFFECTIVELY DELIVER DSL SERVICES TO A SUBSTANTIAL NUMBER OF CUSTOMERS, WE MAY NOT ACHIEVE OUR REVENUE GOALS

     We cannot guarantee our network will be able to connect and manage a substantial number of customers at high transmission speeds. If we cannot achieve and maintain digital transmission speeds that are otherwise available in the market, we may lose customers to competitors with higher transmission speeds and we may not be able to attract new customers. While digital transmission speeds of up to 1.5 Mbps are possible on portions of our network, that speed may not be available over a majority of our network. Actual transmission speeds on our network will depend on a variety of factors many of which are beyond our control, including the distance an end user is located from a central office, the quality of the telephone lines, the presence of interfering transmissions on nearby lines and other factors.

WE MAY LOSE CUSTOMERS OR POTENTIAL CUSTOMERS BECAUSE THE TELEPHONE LINES WE REQUIRE MAY BE UNAVAILABLE OR IN POOR CONDITION

     Our ability to provide DSL services to potential customers depends on the quality, physical condition, availability and maintenance of telephone lines within the control of the incumbent carriers. If the telephone lines are not adequate, we may not be able to provide DSL services to many of our target customers and our expected revenues will be diminished. We believe the current condition of telephone lines in many cases may be inadequate to permit us to fully implement our DSL services. In addition, the incumbent carriers may not maintain the telephone lines in a condition that will allow us to implement our DSL services effectively or may claim they are not of sufficient quality to allow us to fully implement or operate our DSL services. Further, some customers use technologies other than copper lines to provide telephone services, and as a result, DSL services might not be available to these customers.

INTERFERENCE OR CLAIMS OF INTERFERENCE COULD DELAY OUR ROLLOUT OR RESULT IN CUSTOMER DISSATISFACTION

     Interference, or claims of interference by the incumbent carriers, if widespread, could adversely affect our speed of deployment, reputation, brand image, service quality and customer satisfaction and retention. Technologies deployed on copper telephone lines, such as DSL, have the potential to interfere with other technologies on the copper telephone lines. Interference could degrade the performance of our services or make us unable to provide service on selected lines and the customers served by those lines. Although we believe our DSL technologies, like other technologies, do not interfere with existing voice services, incumbent carriers may claim the potential for interference permits them to restrict or delay our deployment of DSL services. The procedures to resolve interference issues between competitive carriers and incumbent carriers are still being developed. We may be unable to successfully resolve interference issues with incumbent carriers.

OUR SUCCESS WILL DEPEND ON GROWTH IN THE DEMAND FOR INTERNET ACCESS AND HIGH-SPEED DATA SERVICES

     If the markets for the services we offer, including Internet access and high-speed data services, fail to develop, grow more slowly than anticipated or become saturated with competitors, we may not be able to achieve our projected revenues. The markets for business Internet and high-speed data services are in the early stages of development. Demand for Internet services is highly uncertain and depends on a number of factors, including the growth in consumer and business use of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences, security concerns and increases in data transport capacity.

     In addition, the market for high-speed data transmission via DSL technology is relatively new and evolving. Various providers of high-speed digital services are testing products from various suppliers for various applications, and no industry standard has been broadly adopted. Critical issues concerning commercial use of DSL for Internet and high-speed data access, including security, reliability, ease of use and cost and quality of service, remain unresolved and may impact the growth of these services.

THE DESIRABILITY AND MARKETABILITY OF OUR INTERNET SERVICE MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO MAINTAIN RECIPROCAL RELATIONSHIPS WITH OTHER INTERNET SERVICE PROVIDERS

     The Internet is comprised of many Internet service providers and underlying transport providers who operate their own networks and interconnect with other Internet service providers at various points. As we commence the operation of Internet services, connections to the Internet will be provided through wholesale carriers. We anticipate as our volume increases, we will enter into reciprocal agreements with other Internet service providers. We cannot assure you other national Internet service providers will maintain reciprocal relationships with us. If we are unable to maintain these relationships, our Internet services may not be attractive to our target customers, which would impair our ability to retain and attract customers. In addition, the requirements associated with maintaining relationships with the major national Internet service providers may change. We cannot assure you we will be able to expand or adapt our network infrastructure to meet any new requirements on a timely basis, at a reasonable cost, or at all.

WE MAY INCUR LIABILITIES AS A RESULT OF OUR INTERNET SERVICE OFFERINGS

     United States law relating to the liability of on-line service providers and Internet service providers for information carried on, disseminated through, or hosted on their systems is currently unsettled. If liability is imposed on Internet service providers, we would likely implement measures to minimize our liability exposure. These measures could require us to expend substantial resources or discontinue some of our product or service offerings. In addition, increased attention to liability issues, as a result of litigation, legislation or legislative proposals could adversely affect the growth and use of Internet services.

CHANGES IN LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS AND NEGATIVELY AFFECT OUR COSTS AND COMPETITIVE POSITION

     A significant number of the services we offer are regulated at the federal, state and/or local levels. If these laws and regulations change or if the administrative implementation of laws develops in an adverse manner, there could be an adverse impact on our costs and competitive position. In addition, we may expend significant financial and managerial resources to participate in administrative proceedings at either the federal or state level, without achieving a favorable result. We believe incumbent carriers and others may work aggressively to modify or restrict the operation of many provisions of the Telecommunications Act. We expect incumbent carriers and others to continue to pursue litigation in courts, institute administrative proceedings with the Federal Communications Commission or FCC and other regulatory agencies and lobby the United States Congress, all in an effort to affect laws and regulations in a manner favorable to them and against the interest of competitive carriers. For more details about our regulatory situation, please see "-- Government Regulations."

WE MAY NOT BE ABLE TO COLLECT ALL OF THE ACCESS CHARGES WE HAVE BILLED TO LONG DISTANCE CARRIERS

     When our facilities are used to originate a customer's long distance call and deliver it to the long distance carrier designated by the customer, or to terminate a long distance call received from a long distance carrier by delivering it to a telephone number connected to our network, the long distance carrier is required to pay us for access to our network and the use of our facilities. These charges are called "access charges." Access charges represented a significant portion of revenues in 1998 and 1999. While we recently settled our disputes with AT&T and MCI WorldCom, certain other long distance carriers responsible for generating a portion of our access charge revenues continue to refuse to pay the full amount of access charges billed to them under our tariffs. The law applicable to our disputes with these carriers is unclear and we may not be able to collect the full amount of the access charges owed to us. Until these disputes are resolved and access charge receivables are collected on a timely basis, we cannot rely on these revenues as a source of cash flow. As a result, we may be required to raise additional capital sooner than we currently anticipate. See "Item 3 -- Legal Proceedings."

THE PRICES WE CHARGE FOR OUR SERVICES AND PAY FOR THE USE OF SERVICES OF INCUMBENT CARRIERS AND OTHER COMPETITIVE CARRIERS MAY BE NEGATIVELY AFFECTED IN REGULATORY PROCEEDINGS, WHICH COULD RESULT IN DECREASED REVENUES, INCREASED COSTS AND LOSS OF BUSINESS

     If we were required to decrease the prices we charge for our services or to pay higher prices for services we purchase from incumbent carriers and other competitive carriers, it would have an adverse effect on our ability to achieve profitability and offer competitively priced services. We must file tariffs with state and federal regulators which indicate the prices we charge for our services. In addition, we purchase some tariffed services from incumbent carriers and/or competitive carriers. The rate we pay for other services we purchase from incumbent carriers and other competitive carriers are set by negotiations between the parties. All of the tariffed prices may be challenged in regulatory proceedings by customers, including incumbent carriers, competitive carriers and long distance carriers who purchase these services. These negotiated rates are also subject to regulatory review. In August 1999, the FCC initiated a proceeding which is considering the reasonableness of competitive carrier access charges and is seeking comments on whether the FCC should regulate the access charges set by competitive carriers. While the outcome of this proceeding cannot be predicted, if we were required to decrease our access charges it could have an adverse effect on our expected revenues.

OUR FORWARD-LOOKING STATEMENTS MAY MATERIALLY DIFFER FROM ACTUAL EVENTS OR
RESULTS

     This Report contains "forward-looking statements," which you can generally identify by our use of forward-looking words including "believe," "expect," "intend," "may," "will," "should," "could," "anticipate" or "plan" or the negative or other variations of these terms or comparable terminology, or by discussion of strategies that involve risks and uncertainties. We often use these types of statements when discussing

     - our plans and strategies;

     - our anticipation of profitability or cash flow from operations;

     - the development of our business;

     - the expected market for our services and products;

     - our anticipated capital expenditures;

     - changes in regulatory requirements; and

     - other statements contained in this Report regarding matters that are not historical facts.

     We caution you these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you we will achieve the future results reflected in these statements.

ITEM 2.  PROPERTY

     In Las Vegas, we have a five year lease, expiring in 2001, with a five year option for the site housing our switch. We also lease space in Las Vegas for our national customer service operations, national sales personnel, Las Vegas sales personnel and general administration functions. This lease expires in 2004. This facility is owned by a limited liability company which is principally owned by two of our principal stockholders and directors, Maurice J. Gallagher, Jr. and Timothy P. Flynn.

     We have leased office space in the Rochester, New York area and we have moved our corporate headquarters to the Rochester area.

     We also own property housing our switches in Ontario, Long Beach and San Diego, California, Chicago, Illinois, and Fort Lauderdale, Florida. Our switch site in Atlanta, Georgia has been leased for a term expiring in 2007 with renewal options. We have leased facilities to house our local sales and administration staff in each market.

     We place great importance on each switch facility and seek to insure maximum security and environmental control. We believe this can be achieved most effectively through stand-alone structures. This approach minimizes the risk of fire or other hazards from adjacent tenants or properties.

ITEM 3.  LEGAL PROCEEDINGS

     We are party to numerous state and federal administrative proceedings. In these proceedings, we are seeking to define and/or enforce incumbent carrier performance requirements related to:

     - the cost and provisioning of those network elements we lease;

     - the establishment of customer care and provisioning;

     - the allocation of subsidies; and

     - collocation costs and procedures.

The outcome of these proceedings will establish the rates and procedures by which we obtain and provide leased network elements and could have a material effect on our operating costs.

     We are also involved in legal proceedings in which we are seeking to enforce our tariffed rates for originating and terminating long distance calls. AT&T, Sprint, MCI WorldCom and other long distance carriers refused to pay the full amount of the long distance access charges billed to them. Access charges represented 41% of our operating revenues in 1998 and 35% of our operating revenues in 1999. Access charge revenues from AT&T, Sprint and MCI WorldCom represented 81% of our total access charge revenues in 1998. As of December 31, 1999, we had outstanding receivables of approximately $10.9 million attributable to access charges from AT&T, Sprint and other long distance carriers, of which approximately 66% was in dispute. As of September 30, 1999, receivables attributable to access charges were $12.3 million. We settled our dispute with MCI WorldCom in late 1999 and settled our dispute with AT&T in February 2000; however, our dispute continues with Sprint.

     In December 1999, we filed a complaint before the FCC to obtain an order compelling Sprint to pay our tariff rate for access charges. In January 2000, Sprint filed a complaint against us before the FCC seeking a declaration that Sprint should be entitled to recover any amounts it may be ordered to pay to us under our complaint on the basis that our charges are unjust and unreasonable.

     The final outcome of the dispute with Sprint is uncertain. If we are unable to collect access charges from long distance carriers it could have a material impact on our financial condition.

     From time to time, we engage in other litigation and governmental proceedings in the ordinary course of our business. We do not believe any other pending litigation or governmental proceeding will have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock, $.001 par value, traded on the NASDAQ Stock Market under the symbol "MGCX" from May 11, 1998 (the date of the Company's initial public offering) until February 18, 2000. On February 18, 2000 the Company's Common Stock began trading under the symbol "MPWR." As of March 15, 2000, there were approximately 290 holders of record of the Company's Common Stock. The following sets forth the reported high and low sale prices for the Common Stock for each fiscal quarter since the Company's Common Stock first commenced trading on May 11, 1998.

                     FISCAL YEAR ENDED
                     DECEMBER 31, 1998                        HIGH      LOW
                     -----------------                       ------    ------
May 11, 1998 through June 30, 1998.........................  $19.56    $14.00
Quarter Ending September 30, 1998..........................  $17.93    $ 8.00
Quarter Ending December 31, 1998...........................  $10.50    $ 5.25
Quarter Ending March 31, 1999..............................  $10.00    $ 6.00
Quarter Ending June 30, 1999...............................  $47.00    $ 9.00
Quarter Ending March 30, 1999..............................  $31.56    $15.56
Quarter Ending December 31, 1999...........................  $50.75    $19.69

     As of March 22, 2000 the closing price of the common stock was $64.50.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is as follows:

                                                  1999        1998        1997       1996
                                                --------    --------    --------    -------
                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating revenues............................  $ 55,066    $ 18,249    $  3,791    $     1
Net loss......................................   (69,769)    (32,065)    (10,836)    (1,491)
Basic and diluted loss per share of common
  stock*......................................     (7.63)      (2.26)      (1.30)     (2.11)
Total assets..................................   402,429     252,119     191,977     12,339
Long-term debt and capital lease obligations
  including current maturities................   161,935     157,295     156,637         --
Redeemable Series A Convertible Preferred
  Stock.......................................        --          --      16,665         --
Redeemable Series B Convertible Preferred
  Stock.......................................    55,363          --          --         --
Redeemable Series C Convertible Preferred
  Stock.......................................    29,610          --          --         --

---------------
* See Note 1 of Notes to Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     We began providing competitive local dialtone services to small business and residential customers in December 1996 and began offering long distance services by February 1998. In the third quarter of 1999, we began to offer high-speed data and Internet services in our Las Vegas market. During the fourth quarter of 1999, we began offering high-speed data and Internet service in all of our other markets. Currently, we have switches fully operational in Las Vegas, Atlanta, Chicago, southern Florida, and in selected areas of southern California, including Los Angeles and San Diego.

     Our 1997 revenues were generated from sales of communications services consisting primarily of local phone service, switched access billings and non-recurring charges, principally installation charges. In 1998 and 1999, long distance services also contributed to our revenue base. Local services and long distance services are generally provided and billed as a bundled offering under which customers pay a fixed amount for a package of combined local and long distance services. As a result, the portion of our revenues attributable to each kind of service is not identifiable and, therefore, we do not record or report these amounts separately.

     Our principal operating expenses consist of cost of operating revenues, selling, general and administrative expenses and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, compensation expenses of technical personnel, long distance expenses and lease expenses for our collocation sites, the space we rent from the incumbent carriers for the purpose of installing our equipment to deliver our services to our customers. Selling, general and administrative expenses consist primarily of compensation expenses, advertising, provision for bad debts, professional fees and office rentals. Depreciation and amortization expense includes depreciation of switching and collocation equipment as well as general property and equipment.

     During 1998, we expanded significantly with the installation of four additional switches and the build-out of 182 additional collocation sites. During 1999, we continued this expansion with the addition of 115 collocation sites for a total of 322 built at year end. As expected, both cost of operating revenues and selling, general and administrative expenses increased as many of the fixed costs of providing service in new markets are incurred before significant revenue can be generated from those markets. In addition, we incurred significant marketing costs to build our initial base of customers in our new markets.

     Building and expanding our business has required and will continue to require us to incur significant capital expenditures primarily consisting of the costs of purchasing switches, associated equipment and land for switching sites and constructing buildings or improving leased buildings to house our switching and collocation facilities. As part of our network growth strategy, we purchased and installed host switches in each of our markets while leasing the means of transporting voice and data traffic from these switches to our customers' telephones or other equipment. We believe this facilities-based strategy, while initially increasing our level of capital expenditures and operating losses, will enhance our long-term financial performance in comparison to a resale strategy.

     We have experienced operating losses and generated negative cash flow from operations since inception and expect to continue to generate negative cash flow from operations for the foreseeable future while we continue to expand our network and develop our product offerings and customer base. We cannot assure you that our revenue or customer base will grow or that we will be able to achieve or sustain positive cash flow from operations.

RESULTS OF OPERATIONS

  Year Ended December 31, 1999 vs. 1998

     Total operating revenues increased to $55.1 million for the year ended December 31, 1999 as compared to $18.2 million for the year ended December 31, 1998. The 202% increase was primarily the result of the increase in the number of lines in service. Total lines in service increased 199% from 47,744 at December 31,

1998 to 142,664 at December 31, 1999. In addition, long distance service, which was added to our product offerings in February 1998, contributed to the revenue base for the full twelve month period in 1999, but only for ten full months in 1998. Our switched access revenues, which represented 35% of our total operating revenues for the year ended December 31, 1999, increased $12.1 million or 164% from the year ended December 31, 1998 to the year ended December 31, 1999. As of December 31, 1999, 66% of our switched access receivable balances were subject to dispute. Until these disputes are resolved and our access charge receivables are collected, we cannot rely on these revenues as a source of cash flow.

     Cost of operating revenues for the year ended December 31, 1999 was $50.0 million as compared to $17.1 million for the year ended December 31, 1998. The 192% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

     For the year ended December 31, 1999, selling, general and administrative expenses totaled $44.8 million, a 151% increase over the $17.9 million for the year ended December 31, 1998. The increase is a result of increased costs attributable to marketing and delivering our service and supporting our continued network expansion.

     For the year ended December 31, 1999, depreciation and amortization was $18.9 million as compared to $5.2 million for the year ended December 31, 1998. This increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

     Gross interest expense for fiscal 1999 totaled $22.3 million, as compared to $22.2 million for fiscal 1998. Interest capitalized for the year ended December 31, 1999 increased to $4.1 million as compared to $3.2 million for the year ended December 31, 1998. The increase in interest capitalized is due to the increase in switching equipment under construction. Gross interest expense is primarily attributable to the 13% Senior Secured Notes due 2004 we issued in September 1997.

     Interest income was $7.7 million during the year ended December 31, 1999 compared to $8.8 million for the year ended December 31, 1998. The 12% decrease is a result of decreases in cash and investments during certain periods of 1999. Cash and investments have been used to purchase switching equipment, pay interest on the senior secured notes and fund operating losses.

     We incurred net losses of $69.8 million and $32.1 million for the years ended December 31, 1999 and 1998, respectively.

     For the year ended December 31, 1999, we recognized an accrued preferred stock dividend of $2.6 million, a beneficial conversion feature of $72.5 million, and an accretion of preferred stock to redemption value of $6.1 million, all as a result of the Series B and C preferred stock issued in May and December 1999, respectively.

  Year Ended December 31, 1998 vs. 1997

     Total operating revenues for the year ended December 31, 1998 were $18.2 million as compared to $3.8 million for the year ended December 31, 1997. The 381% increase is a result of the installation of four additional switches, an increase in the number of lines in service and the introduction of long distance service in early 1998. We provided communications services in only Las Vegas until December 1997 when we initiated service in Atlanta and southern California. As a result of our network expansion, during 1998 we began to offer service in Chicago and additional areas of southern California, including Los Angeles and San Diego. We had 47,744 lines in service as of December 31, 1998 as compared to 15,590 lines in service as of December 31, 1997, a 206% increase.

     Cost of operating revenues for the year ended December 31, 1998 was $17.1 million as compared to $3.9 million for the year ended December 31, 1997. The 336% increase is due to the increased number of lines in service during 1998, network expenses associated with initiation of long distance service in February 1998, and installation and operational expenses associated with the significant expansion of our network.

     For the year ended December 31, 1998, selling, general and administrative expenses totaled $17.9 million, a 178% increase over the $6.4 million for the year ended December 31, 1997. The increase in expenses resulted from increased costs attributable to marketing of services, delivering our service and supporting our continued network expansion.

     For the year ended December 31, 1998, depreciation and amortization was $5.2 million as compared to $1.3 million for the year ended December 31, 1997. This increase is a result of placing additional assets in service during the period to support our planned build-out of our network. As of December 31, 1998 we had seven operational switches and 207 collocation sites built-out as compared to three switches and 25 collocation sites as of December 31, 1997.

     Interest expense for fiscal 1998 totaled $19.1 million as compared to $5.5 million for fiscal 1997. The increase is primarily attributable to a full year of interest incurred on the senior secured notes we issued in September 1997.

     Interest income was $8.8 million for the year ended December 31, 1998 compared to $2.5 million for the year ended December 31, 1997. The income is attributable to earnings on investments made with the proceeds from the issuance of the senior secured notes and with the proceeds from the sale of our common and preferred stock.

     We incurred net losses of $32.1 million during 1998 and $10.8 million during 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations require substantial capital investment for the purchase of communications equipment and the development and installation of our network. Capital expenditures were $94.1 million for the year ended December 31, 1999, $97.1 million for the year ended December 31, 1998 and $22.6 million for the year ended December 31, 1997. We expect we will continue to require substantial amounts of capital to fund the purchase of the equipment necessary to continue expanding the geographic coverage of our network in our existing markets and to develop new products and services. In addition, we expect to enter new markets during 2000.

     The substantial capital investment required to initiate services and fund our operations has exceeded our operating cash flow. This negative cash flow from operations results from the need to establish our network in anticipation of connecting revenue-generating customers. We expect to continue recording negative cash flow from operations because of our network expansion activities. We cannot assure you we will attain break-even cash flow from operations in subsequent periods.

     We expect that our available cash, including the proceeds of a senior note offering in March 2000, will be adequate to fund our operating losses and planned capital expenditures, as currently projected, over the next several years. If these resources are not sufficient, management intends to consider alternate forms of financing or to delay or modify some of our expansion plans.

     We continually evaluate our capital expenditure plan in light of developments in the telecommunications industry and market acceptance of our service offerings. As a result of this evaluation, we may decide to accelerate or expand our capital expenditure plan. We might also expand through acquisitions. To fund an accelerated or expanded capital expenditure plan or acquisitions, we would likely issue additional debt or equity securities. We cannot assure you we would be successful in raising additional capital on terms acceptable to us or at all.

     Depending on market conditions, we may raise additional capital at any time, including obtaining a bank facility. However, we cannot assure you that we will be successful in obtaining additional debt or equity financing or in obtaining a bank facility on terms acceptable to us, if at all. The indentures governing the 13% Senior Secured Notes due 2004 and the 13% Senior Notes due 2010 and the terms of our preferred stock impose restrictions upon our ability to incur additional debt or issue preferred stock.

     From our inception through September 1997, we raised approximately $17.8 million from private sales of common stock.

     In September 1997, we completed a $160.0 million offering of our 13% Senior Secured Notes due 2004 and warrants to purchase 862,923 shares of common stock after giving effect to anti-dilution adjustments. At the closing of the sale of the Senior Secured Notes, we used approximately $56.8 million of the net proceeds from the sale of the Senior Secured Notes to purchase a portfolio of securities that has been pledged as security to cover the first six interest payments on the Senior Secured Notes. In addition, we have granted the holders of the Senior Secured Notes a security interest in a significant portion of our communications equipment.

     In November 1997 and January 1998, we issued an aggregate of 6,571,427 shares of Series A convertible preferred stock at $3.50 per share for net proceeds of $21.6 million.

     We completed our initial public offering of common stock on May 15, 1998. We sold a total of 4,025,000 shares of our common stock to the public and received net proceeds of $63.0 million. In connection with the initial public offering of our common stock, we reduced the number of authorized and outstanding shares of our common stock by 40%. Our outstanding shares of Series A convertible preferred stock were converted into 3,942,856 shares of common stock upon our initial public offering.

     In May 1999, we issued 5,277,779 shares of Series B convertible preferred stock at $9.00 per share for net proceeds of approximately $46.7 million.

     In July 1999, we issued 5,000,000 shares of common stock and received net proceeds, after expenses, of approximately $118.1 million. In the offering, existing stockholders sold an additional 587,695 shares of common stock for which we did not receive any proceeds.

     In December 1999, we sold 1,250,000 shares of Series C convertible preferred stock at $28.00 per share for a total consideration of $35.0 million. Of the total consideration, $4.9 million was paid by an interest bearing promissory note due in March 2000. We received full payment on the note in February 2000.

     In February 2000, we issued 6,163,709 shares of common stock at $54.00 per share for net proceeds of approximately $316.6 million. We also issued 4,140,000 shares of Series D convertible preferred stock at $50.00 per share for net proceeds of approximately $200.0 million. The Series D convertible preferred stock is convertible at the option of the holder into .7652 shares of our common stock at a conversion price of $65.34 per share.

     In March 2000, we completed a $250.0 million offering of our 13% Senior Notes due 2010.

     As of December 31, 1999, we had outstanding receivables of approximately $10.9 million attributable to access charges billed to AT&T, Sprint and other long distance carriers. AT&T and Sprint refused to pay the full amount of the access charges billed to them. We have since settled our dispute with AT&T; however, our dispute with Sprint has yet to be resolved. Of our outstanding access charge receivables as of December 31, 1999, 66% remains in dispute. Our failure to collect from these long distance carriers could have a material impact on our financial condition. See "Item 3--Legal Proceedings."

IMPACT OF YEAR 2000

     As of December 31, 1999, we had incurred less than $100,000 of expenses in connection with our preparation for Y2K issues and we do not expect to incur any significant additional expenses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of our long term debt bears fixed interest rates. However, the fair market value of this debt is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors, and their respective ages as of March 1, 2000, are as follows:

NAME                                        AGE                     POSITION
----                                        ---                     --------
Maurice J. Gallagher, Jr..................  50     Chairman of the Board of Directors
Rolla P. Huff.............................  43     Chief Executive Officer, President,
                                                   Director
Timothy P. Flynn(1).......................  49     Director
Jack L. Hancock(2)........................  69     Director
David Kronfeld............................  52     Director
Mark J. Masiello..........................  32     Director
Richard W. Miller.........................  59     Director
Thomas Neustaetter(1)(2)..................  48     Director
Mark Pelson...............................  38     Director
James Ball................................  37     President -- Midwest Region
John Boersma..............................  39     Senior Vice President -- Technology
                                                   Development
David S. Clark............................  39     Senior Vice President -- Investor
                                                   Relations
S. Gregory Clevenger......................  36     Senior Vice President -- Corporate
                                                   Development
Michael R. Daley..........................  38     Executive Vice President and Chief
                                                   Financial Officer
Neil Hediger..............................  42     Senior Vice President -- Marketing
Kent F. Heyman............................  44     Senior Vice President and General Counsel
George Longyear...........................  30     President -- Southwestern Region
Mark D. Magarian..........................  33     Senior Vice President -- People Services
James Mitchell............................  39     President -- Eastern Region
Roger J. Pachuta..........................  47     Senior Vice President -- Engineering and
                                                   Operations
Mark W. Peterson..........................  45     President -- Western Region
Michele Sadwick...........................  33     Vice President -- Corporate Communications
Linda M. Sunbury..........................  38     Senior Vice President -- Finance

---------------
(1) Member of Audit Committee.

(2) Member of Compensation Committee.

     Maurice J. Gallagher, Jr. has served as the chairman of our board of directors since our inception. Mr. Gallagher was a founder of ValuJet Airlines, Inc. in 1993 and served as a director of ValuJet from 1993 until November 1997 and served as vice chairman from 1994 to 1997.

     Rolla P. Huff was elected as our chief executive officer and president and as a member of our board of directors as of November 1, 1999. From March 1999 to September 1999, Mr. Huff served as president and chief operating officer of Frontier Corporation and served as executive vice president and chief financial officer of that corporation from May 1998 to March 1999. From July 1997 to May 1998, Mr. Huff was president of AT&T Wireless for the Central U.S. region and Mr. Huff served as senior vice president and chief financial officer of that company from March 1995 to July 1997. From July 1994 to March 1995, Mr. Huff was financial vice president of mergers and acquisitions for AT&T.

     Timothy P. Flynn has served as a member of our board of directors since 1996. Mr. Flynn served as a member of the board of directors of ValuJet Airlines since he participated in its founding in 1993 until November 1997. Mr. Flynn and Mr. Gallagher are affiliated in a number of other transactions.

     Jack L. Hancock has served as a member of our board of directors since 1996. Mr. Hancock was vice president of systems technology and executive vice president, product and technology for PacBell from 1988 to 1993. He has served as a member of the boards of directors of Union Bank of California and Wittaker Corporation since 1994.

     David Kronfeld was elected to serve as a member of our board of directors in February 1998. Mr. Kronfeld is the founder of JK&B Management, L.L.C., a venture capital firm, and has managed its affairs since 1995. Since 1989, Mr. Kronfeld has also been a partner at Boston Capital Ventures, a venture capital firm where he specialized in the telecommunications and software industries.

     Mark J. Masiello was elected to serve as a member of our board of directors in November 1999. Mr. Masiello is a principal of Providence Equity Partners, Inc., which provides investment management services to Providence Equity Partners III L.P. ("PEP") and has since its founding in 1998 served as a member of Providence Equity Partners III LLC, the general partner of PEP. Mr. Masiello has been with Providence since 1989 and he currently serves as a director of VIA NET.WORKS, Inc., Netcom Internet Limited and Netcom Canada Inc.

     Richard W. Miller was elected to serve as a member of our board of directors in March 2000. Mr. Miller has served as a director of Avalon Bay Communities, a real estate investment trust, and its predecessor, Avalon Properties, since May 1997. From 1993 until 1997, Mr. Miller served as senior executive vice president and chief financial officer of AT&T and as a member of AT&T's chairman's office. Mr. Miller also serves as a director of Closure Medical Corporation and SBA Communications, Inc.

     Thomas Neustaetter was elected to serve as a member of our board of directors in February 1998. Since March 1999, Mr. Neustaetter has been an executive member of JK&B Capital. From January 1996 to December 1999, Mr. Neustaetter was a partner of The Chatterjee Group, an investment firm which is an affiliate of Soros Fund Management. Before joining The Chatterjee Group, he was the president and founder of Bancroft Capital, a general consulting firm, from December 1994 to December 1996. Mr. Neustaetter also serves as a director of 21st Century Telecom Group, Inc., Gloss.com, Update Marketing, Selectica, Inc. and Vector Holdings.

     Mark Pelson was elected to serve as a member of our board of directors in March 2000. Mr. Pelson has been a managing director of Providence Equity Partners Inc. since August 1996. Before joining Providence, Mr. Pelson was a co-founder and director of TeleCorp, Inc., a wireless telecommunications company. From 1989 to 1995, Mr. Pelson served in various management positions with AT&T, most recently as a general manager of strategic planning and mergers and acquisitions. Mr. Pelson also serves as a director of Carrier1 International S.A., Madison River Telephone Company and Language Line Holdings, LLC.

     James Ball joined our company as president -- midwest region in November 1999. From September 1998 until November 1999, Mr. Ball served as regional vice president for a 12-city region with Chicago-based Level 3 Communications. Before September 1998, Mr. Ball held senior management positions at Epoch Internet from November 1997 to August 1998 and MFS Telecom from August 1993 to October 1997.

     John Boersma has served as our vice president -- technology development since May 1997 and was designated senior vice president -- operations in May 1999. He served as vice president of carrier relations for ICG Telecom Group, Inc. from 1996 to 1997. In that capacity, he was responsible for ICG Telecom's relationship with local exchange carriers and implementation, purchase agreements and service quality. Mr. Boersma served as vice president, northern California operations of ICG Telecom from April 1994 to September 1996.

     David S. Clark has since December 1999 served as our senior vice president -- investor relations. Mr. Clark served as our vice president -- marketing from May 1997 until May 1999 when he was designated senior vice president -- sales and marketing. Mr. Clark has been in the telecommunications industry for 11 years, with responsibilities including engineering, purchasing, product development, client acquisition and maintenance, marketing and advertising. From 1989 to 1997, Mr. Clark was employed by North American Telecom, his last position being vice president of communications services.

     S. Gregory Clevenger joined our company as senior vice president -- corporate development in January 2000. From March 1997 to December 1999, Mr. Clevenger was vice president of investment banking at Goldman, Sachs & Co. in the communications, media and entertainment group in Singapore and New York. From September 1992 to March 1997, Mr. Clevenger was an associate and vice president in the investment banking division of Morgan Stanley & Co. Incorporated in New York, Hong Kong and Singapore in a variety of groups including the global telecommunications group and the global project finance and leasing group. From May 1990 to September 1992, Mr. Clevenger was an associate and vice president at Argent Group Ltd. in New York.

     Michael R. Daley joined our company as executive vice president and chief financial officer in November 1999. From November 1998 to November 1999, Mr. Daley served as executive vice president and chief financial officer of Concentrix Corporation. From 1984 through ACC Corp.'s merger with Teleport Communications Group, Inc. in 1998, Mr. Daley served in various capacities at ACC Corp., including as executive vice president and chief financial officer from March 1994 to October 1998 with responsibilities including operations support, investor relations, human resources, legal, mergers and acquisitions and business development.

     Neil Hediger joined our company as senior vice president -- marketing in January 2000. From September 1995 to November 1999, Mr. Hediger served as vice president of business communications for BellSouth and as vice president of marketing for BellSouth business systems. From April 1991 to September 1995, he served as director of marketing for MCI -- business markets.

     Kent F. Heyman has served as our vice president and general counsel since June 1996 and was designated senior vice president in December 1999. Mr. Heyman has 18 years of legal experience, most recently as chairman of the litigation department and senior trial counsel of the Dowling, Magarian, Aaron & Heyman law firm. Mr. Heyman has served as a California Superior Court Judge pro tempore presiding over trial, settlement conference and other proceedings from 1990 to 1996.

     George Longyear has served as our president -- southwestern region since October 1999. From April 1998 until October, 1999, Mr. Longyear served as branch director in our Atlanta office. Mr. Longyear has over nine years telephone industry experience, most recently with MCI Communications from 1991 to 1997 where he held various senior sales and management positions in their local service group and state government and university segment.

     Mark D. Magarian joined our company as senior vice president -- people services in January 2000. Mr. Magarian practiced law and specialized in labor and employment law from 1993 until December 1999.

     James Mitchell has served as our president -- eastern region since February 1998. Mr. Mitchell has over nine years of telephone industry experience, serving from 1990 to 1998 in various sales and marketing management roles with MCI, his last position being regional sales and marketing manager for the southeast region.

     Roger J. Pachuta joined our company as senior vice president -- engineering and operations in March of this year. From 1993 through February 2000, Mr. Pachuta served in various roles for AT&T Wireless, his last position being vice president of field operations.

     Mark W. Peterson has served as our president -- western region since March 1997. From 1993 to 1996, Mr. Peterson was a marketing and communications consultant and a law student. He previously served as head of corporate affairs for WestAir Holding, Inc. from 1988 to 1992.

     Michele Sadwick joined our company as vice president -- corporate communications in December 1999. From April 1994 to November 1999, Ms. Sadwick held various positions in public relations with Frontier Corporation.

     Linda M. Sunbury has served as our vice president and principal accounting officer since June 1996 and served as our chief financial officer from January 1998 to November 1999. Ms. Sunbury was designated senior vice president in May 1999 and since December 1999 has served as senior vice president -- finance. Ms. Sunbury has over 15 years accounting and administrative experience, having held similar positions in the airline industry. Most recently, Ms. Sunbury was vice president of administration for Business Express, Inc. dba the Delta Connection from 1994 to 1996. While Ms. Sunbury was at Business Express, creditors of Business Express filed an involuntary petition for bankruptcy in January 1996. Business Express subsequently reorganized and emerged from bankruptcy in April 1997. Before that, Ms. Sunbury served as controller for WestAir Holding, Inc. from 1988 to 1994.

     Messrs. Kronfeld and Neustaetter were initially selected to serve on our board of directors by the holders of our Series A convertible preferred stock. The Series A convertible preferred stock was automatically converted into common stock upon our initial public offering.

     Messrs. Masiello and Pelson were selected to serve on our board of directors by the purchasers of our Series B convertible preferred stock and Series C convertible preferred stock.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the fiscal years ended December 31, 1997, December 31, 1998, and December 31, 1999, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for such year, for the two individuals who served as the Company's Chief Executive Officer during 1999, the four most highly compensated Executive Officers other than the Chief Executive Officer employed by the Company as of December 31, 1999, and one other former officer who was one of the four most highly compensated officers for 1999. This table also indicates all capacities in which they served.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM
                                                                           COMPENSATION
                                              ANNUAL COMPENSATION             AWARDS        ALL OTHER
                                         ------------------------------    ------------    COMPENSATION
      NAME AND PRINCIPAL POSITION        YEAR    SALARY($)    BONUS($)      OPTIONS(#)         ($)
      ---------------------------        ----    ---------    ---------    ------------    ------------
Rolla P. Huff, President and Chief
  Executive Officer(1).................  1999      77,923     1,000,000(1)      400,000         0
Nield J. Montgomery, President and
  Chief Executive Officer(2)...........  1999     137,456             0               0         0
                                         1998     158,707        20,000(3)       45,000         0
                                         1997     139,424             0               0         0
James Mitchell President -- Eastern
  Region(4)............................  1999     114,615        36,125          10,000         0
                                         1998      88,275        45,000          48,000         0
James J. Hurley, III
  President -- Midwest Region(5).......  1999     120,000         6,676          10,000         0
                                         1998      93,991        30,000          48,000         0
John Boersma, Senior Vice President....  1999     112,308             0          95,000         0
                                         1998     109,442         6,000          15,000         0
                                         1997      53,308             0          60,000         0

                                                                            LONG TERM
                                                                           COMPENSATION
                                              ANNUAL COMPENSATION             AWARDS        ALL OTHER
                                         ------------------------------    ------------    COMPENSATION
      NAME AND PRINCIPAL POSITION        YEAR    SALARY($)    BONUS($)      OPTIONS(#)         ($)
      ---------------------------        ----    ---------    ---------    ------------    ------------
David S. Clark, Senior Vice
  President(6).........................  1999     107,115        10,000          95,000         0
                                         1998      96,058         6,000          18,000         0
                                         1997      46,750             0          36,000         0
Linda M. Sunbury, Senior Vice
  President............................  1999     107,115        10,000          95,000         0
                                         1998      90,876        10,000          22,000         0
                                         1997      81,231             0          12,000         0

---------------
(1) Mr. Huff commenced employment with the Company in November 1999 and therefore, the salary shown for him for 1999 is for the period from November 1999 through December 1999. Mr. Huff received a signing bonus in the amount indicated in the above table upon his employment as an officer of the Company.

(2) Mr. Montgomery served as the Company's President and Chief Executive Officer until November 1999.

(3) A portion of this bonus was paid in the form of Common Stock in the Company.

(4) Mr. Mitchell commenced employment with the Company in February 1998 and therefore, the compensation shown for him for 1998 is for the period from February 1998 through December 1998.

(5) Mr. Hurley commenced employment with the Company in March 1998 and therefore, the compensation shown for him for 1998 is for the period from March 1998 through December 1998. Mr. Hurley's employment as an officer of the Company terminated in November 1999.

(6) Mr. Clark commenced employment in May 1997 and therefore, the salary shown for him for 1997 is for the period from May 1997 through December 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of Jack L. Hancock and Thomas Neustaetter, none of whom are officers or employees of the Company.

EMPLOYMENT AGREEMENTS

     Rolla P. Huff. The Company's employment agreement with Mr. Huff provides for a base salary of $500,000 per year and an annual bonus of up to 100% of his base salary based on the Company's achievement of certain annual targets to be established by the Board of Directors in conjunction with the Company's annual operating budget or in the discretion of the Board of Directors. Mr. Huff received a $1,000,000 signing bonus upon his employment with the Company. The signing bonus is subject to repayment if Mr. Huff's employment with the Company is terminated before three years of employment under certain circumstances. Mr. Huff is required to devote his full time and efforts to the business of the Company during the term of his employment agreement which expires in October 2002. Mr. Huff's employment may be terminated by either the Company or Mr. Huff at any time. Mr. Huff has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Huff's employment is terminated by the Company without cause or after a change of control, Mr. Huff will be entitled to severance pay (not less than $1,000,000) equal to two times the salary and bonus paid to him during the previous 12 months with payments to be made over the 24 month period following his termination of employment. Mr. Huff's initial stock options will also become immediately vested in the event of a change of control of the Company.

     In connection with Mr. Huff's employment with the Company, the Company sold to Mr. Huff 150,000 shares of Common Stock at its value at that time ($28.81 per share). The purchase price was payable by a non-recourse promissory note secured by the shares purchased. The promissory note bears interest at 7.5% per annum and is due in November 2002. The Company has agreed to forgive all payments due under the promissory note if there is a change of control, if Mr. Huff is continuously employed by the Company until November 2002 or if Mr. Huff's employment is terminated prior to that time by the Company without cause or as a result of Mr. Huff's disability. The shares of stock are subject to repurchase by the Company if

Mr. Huff's employment is terminated other than by the Company without cause or as a result of a change of control or Mr. Huff's death or disability.

     Michael R. Daley. The Company's employment agreement with Mr. Daley provides for a base salary of $225,000 per year and an annual bonus of up to 75% of his base salary based on the Company's achievement of certain annual targets to be established by the Board of Directors in conjunction with the Company's annual operating budget. Mr. Daley's employment may be terminated by either the Company or Mr. Daley at any time. Mr. Daley has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Daley's employment is terminated by the Company without cause or after a change of control, Mr. Daley will be entitled to severance pay equal to two times the salary and bonus paid to him during the previous 12 months with payments to be made over the 24 month period following his termination of employment. Mr. Daley's initial stock options will also become immediately vested in the event of a change of control of the Company.

     Nield J. Montgomery. In November 1999, the Company and Mr. Montgomery entered into an agreement superseding Mr. Montgomery's previous employment agreement. Under the new agreement, Mr. Montgomery is to remain employed by the Company until April 2001 and Mr. Montgomery will receive a base salary of $5,000 per month during the period of his employment. In addition, the agreement provided for Mr. Montgomery to receive a lump sum payment of $360,000 in January 2000 in connection with his resignation as an executive officer and Director of the Company. Under the agreement, the Company agreed to accelerate the vesting of a portion of Mr. Montgomery's stock options.

     Other Executive Officers. The Company has entered into Employment/Stock Repurchase Agreements with John Boersma, David S. Clark and Linda M. Sunbury. These agreements establish base salaries and provide that each employee may earn a bonus of up to 50% of his or her base salary based on the employee's and the Company's performance. Each employee's employment may be terminated at any time by either the Company or the employee. Each of these Executive Officers has agreed not to participate in a business offering local, long distance and related telephone services in the area of his or her employment during the term of employment and for a period of six months following termination. Each of these Executive Officers has exercised rights to acquire Common Stock at $5.83 per share. All or a portion of such shares are subject to repurchase at their cost if the Executive Officer's employment with the Company is terminated within a three year period. The Company has financed the purchase price of certain of these shares over a period of three years. See "Item 13 -- Certain Relationships and Related Transactions."

OPTION GRANTS IN LAST FISCAL YEAR

     The table below sets forth information regarding all stock options granted in the 1999 fiscal year under the Company's Stock Option Plan to those Executive Officers of the Company named in the Compensation Table above.

                                                % OF TOTAL
                                  NUMBER OF      OPTIONS                                         POTENTIAL REALIZED VALUE AT
                                  SECURITIES    GRANTED TO                 FAIR                    ASSUMED ANNUAL RATES OF
                                  UNDERLYING   EMPLOYEES IN               VALUE                  STOCK PRICE APPRECIATION(1)
                                   OPTIONS        FISCAL      EXERCISE   ON DATE    EXPIRATION   ---------------------------
                                   GRANTED         YEAR        PRICE     OF GRANT      DATE           5%            10%
                                  ----------   ------------   --------   --------   ----------   ------------   ------------
Rolla P. Huff(2)................   400,000         16.4%       $20.00     $28.81     10/13/09    $10,773,011    $21,892,882
Nield J. Montgomery.............         0          n/a           n/a        n/a          n/a            n/a            n/a
James Mitchell..................    10,000           .4%         6.09       6.03       3/1/09         37,343         95,535
James J. Hurley, III............    10,000           .4%         6.03       6.03       3/1/09         37,942         96,122
John Boersma....................    20,000           .8%         6.03       6.03       3/1/09         75,885        192,245
John Boersma....................    75,000          3.1%        27.50      27.50      11/1/09      1,297,095      3,287,094
David S. Clark..................    20,000           .8%         6.03       6.03       3/1/09         75,885        192,245
David S. Clark..................    75,000          3.1%        27.50      27.50      11/1/09      1,297,095      3,287,094

                                                % OF TOTAL
                                  NUMBER OF      OPTIONS                                         POTENTIAL REALIZED VALUE AT
                                  SECURITIES    GRANTED TO                 FAIR                    ASSUMED ANNUAL RATES OF
                                  UNDERLYING   EMPLOYEES IN               VALUE                  STOCK PRICE APPRECIATION(1)
                                   OPTIONS        FISCAL      EXERCISE   ON DATE    EXPIRATION   ---------------------------
                                   GRANTED         YEAR        PRICE     OF GRANT      DATE           5%            10%
                                  ----------   ------------   --------   --------   ----------   ------------   ------------
Linda M. Sunbury................    20,000           .8%         6.03       6.03       3/1/09         75,885        192,245
Linda M. Sunbury................    75,000          3.1%        27.50      27.50      11/1/09      1,297,095      3,287,094

---------------
(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's stock.

(2) The potential realized value of the option grants to Mr. Huff would be $3,250,000 even if there was no appreciation in the value of the stock from the date of the grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table shows aggregate exercises of options during 1999 and the values of options held as of December 31, 1999 by those Executive Officers of the Company named in the Compensation Table above.

                                                                                           VALUE OF
                                                                                          UNEXERCISED
                                                                     NUMBER OF           IN-THE-MONEY
                                      NUMBER OF                 UNEXERCISED OPTIONS       OPTIONS(1)
                                       SHARES                    DECEMBER 31, 1999     DECEMBER 31, 1999
                                     ACQUIRED ON     VALUE        EXERCISABLE(E)/       EXERCISABLE(E)/
NAME                                  EXERCISE      REALIZED     UNEXERCISABLE(U)      UNEXERCISABLE(U)
----                                 -----------    --------    -------------------    -----------------
Rolla P. Huff......................        --             --         400,000U            $12,300,000U
Nield J. Montgomery................        --             --         261,333E             12,726,359E
Nield J. Montgomery................        --             --         168,667U              8,283,903U
James Mitchell.....................    19,200       $265,800          48,400U              2,171,528U
James J. Hurley, III...............     9,600        232,032          43,409U              1,852,528U
John Boersma.......................    34,000        729,080           1,000E                 42,750E
John Boersma.......................        --             --         135,000U              4,426,270U
David S. Clark.....................        --             --          26,000E                646,848E
David S. Clark.....................        --             --         123,000U              3,882,022U
Linda M. Sunbury...................        --             --          35,200E              1,629,156E
Linda M. Sunbury...................        --             --         123,800U              3,960,934U

---------------
(1) Amounts shown are based upon the closing sale price for the Company's Common Stock on December 31, 1999, which was $50.75 per share.

DIRECTOR COMPENSATION

     The Company's outside directors (Messrs. Flynn, Hancock, Kronfeld, Masiello, Miller, Neustaetter and Pelson) receive meeting fees of $500 per meeting of the Board of Directors or Committee attended in person in addition to reimbursement of their expenses in attending meetings of the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows information known to us with respect to beneficial ownership of common stock as of March 27, 2000, by (A) each director,
(B) all executive officers and directors as a group and (C) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

                                                                 NUMBER
                                                               OF SHARES
                                                              BENEFICIALLY     PERCENT OF
NAME OF BENEFICIAL OWNER                                        OWNED(1)      OWNERSHIP(1)
------------------------                                      ------------    ------------
Providence Equity Partners III LLC(2).......................   5,003,969          14.4%
Maurice J. Gallagher, Jr.,
  chairman of the board and director(3).....................   3,312,608          11.3%
David Kronfeld, director(4).................................   2,061,070           6.7%
Timothy P. Flynn, director(5)...............................     898,500           3.0%
Rolla P. Huff, president,
  chief executive officer and director......................     150,000             *
Jack L. Hancock, director(6)................................      37,200             *
Thomas Neustaetter, director................................       8,800             *
Richard W. Miller, director.................................       1,500             *
Mark J. Masiello, director(7)...............................          --            --
Mark Pelson, director(7)....................................          --            --
All executive officers and directors as a group
  (22 persons)(3)(4)(5)(6)(7)(8)............................   7,096,893          22.9%

---------------
* Less than 1% of total.

(1) In accordance with the Commission's rules, each beneficial owner's holdings have been calculated assuming the full exercise of options and the conversion of all shares of convertible preferred stock held by the holder which are currently exercisable or convertible or which will become exercisable or convertible within 60 days after the date indicated and no exercise of options or conversion of preferred stock held by any other person.

(2) Includes 4,111,112 shares of Series B convertible preferred stock and 892,857 shares of Series C convertible preferred stock. The shares of Series B convertible preferred stock and Series C convertible preferred stock are convertible into common stock on a one-for-one basis. The address of this beneficial owner is 901 Fleet Center, 50 Kennedy Plaza, Providence, Rhode Island 02903.

(3) Includes options to purchase 52,000 shares of common stock which are presently exercisable and 3,170,878 shares of common stock owned by the various partnerships, trusts or corporations with respect to which Mr. Gallagher is a general partner, beneficiary and/or controlling stockholder. Also includes 44,730 shares owned by a trust for the benefit of Mr. Gallagher's minor children with respect to which Mr. Gallagher disclaims any beneficial ownership interest. Mr. Gallagher's address is 3291 N. Buffalo Drive, Las Vegas, Nevada 89129.

(4) Includes 1,139,571 shares of common stock, 555,556 shares of Series B convertible preferred stock and 357,143 shares of Series C convertible preferred stock, all of which are owned by partnerships in which Mr. Kronfeld is a general partner or manager of a general partner. The shares of Series B convertible preferred stock and Series C convertible preferred stock are convertible into common stock on a one-for-one basis. Mr. Kronfeld's address is JK&B Management, L.L.C., 205 North Michigan, Suite 808, Chicago, Illinois 60601.

(5) Includes options to purchase 7,200 shares which are presently exercisable or will become exercisable within 60 days after the date indicated above and 102,000 shares of common stock owned by various partnerships or corporations with respect to which Mr. Flynn is a general partner and/or controlling stockholder.

(6) Includes options to purchase 7,200 shares that are presently exercisable or will become exercisable within 60 days after the date indicated above.

(7) Excludes 4,111,112 shares of Series B convertible preferred stock and 892,857 shares of Series C convertible preferred stock owned by Providence Equity Partners III L.P. and its affiliates. Mr. Masiello and Mr. Pelson disclaim beneficial ownership of these shares except to the extent of their pecuniary interest in the general partner of Providence Equity Partners III L.P.

(8) Includes options to purchase 224,866 shares owned by executive officers not named above which are presently exercisable or which will become exercisable within 60 days after the date of indicated above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into an agreement to lease approximately 60,995 square feet of office space from a limited liability company which is principally owned by two of the Company's Directors and principal stockholders, Maurice J. Gallagher, Jr. and Timothy P. Flynn. The average rental rate is $1.60 per square foot per month which includes common area maintenance charges. Management believes that the terms and conditions of this lease arrangement are at least as favorable to the Company as those which the Company could have received from an unaffiliated third party. During 1999, the Company paid $1,335,211 in lease payments and leasehold improvements under this arrangement.

     The Company entered into a lease agreement for an Astra aircraft with Messrs. Flynn and Gallagher in December 1999. The lease agreement provides for a base rental of $65,000 per month. During 1999, the Company paid $97,500 under this lease agreement.

     Various Executive Officers purchased shares of Common Stock from the Company in 1997-1999 for cash and/or by promissory note. In each case, the promissory note is payable within three years, bears interest at 7.5% per annum and is secured by the pledge of the shares of Common Stock purchased with such promissory note. In each case, all or a portion of such shares are subject to repurchase at their cost if the officer's employment with the Company is terminated within three years. The following chart indicates the outstanding debt as of February 29, 2000, under the promissory note from each Executive Officer, which amount represents the highest amount of the debt since January 1, 1999, unless otherwise indicated.

                                                  PROMISSORY NOTE BALANCE
               EXECUTIVE OFFICER                  AS OF FEBRUARY 29, 2000
               -----------------                  -----------------------
Rolla P. Huff...................................        $4,446,129
David S. Clark..................................           114,604
Kent F. Heyman..................................           114,604
James J. Hurley, III............................           114,604
James Mitchell*.................................               -0-
Mark W. Peterson................................           114,604
Linda M. Sunbury................................           114,604

---------------
* The highest amount of debt from Mr. Mitchell since January 1, 1999 was $197,019.

     During April 1999, affiliates of JK&B Management, LLC agreed to purchase 555,556 shares of the Company's Series B Convertible Preferred Stock at $9.00 per share for a total purchase price of $5,000,000. The purchase closed in May 1999. David Kronfeld, a Director of the Company, manages JK&B Management, LLC. In addition, prior to the transaction, Mr. Kronfeld and affiliated entities owned more than 5% of the Company's outstanding stock.

     During November 1999, affiliates of Providence Equity Partners and JK&B Management agreed to purchase 1,250,000 shares of the Company's Series C Convertible Preferred Stock at $28.00 per share for a total purchase price of $35,000,000, of which 892,857 shares were purchased by affiliates of Providence Equity Partners for $25,000,000 and 357,143 shares were purchased by affiliates of JK&B Management for $10,000,000. The purchase closed in December 1999. Affiliates of JK&B Management paid a portion of their total purchase price by a promissory note for $4,900,000, which was paid in full, including interest at 7.5% per annum, in February 2000. Prior to the transaction, each of Providence Equity Partners (by virtue of its ownership of shares of Series B Convertible Preferred Stock) and JK&B Management was a more than 5% stockholder of the Company. In addition, Paul J. Salem, a former Director of the Company, and Mark J. Masiello, a current Director of the Company, are members of Providence Equity Partners III, LLC, which serves as the general partner of the entities which acquired the Series C Convertible Preferred Stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)

     1. The response to this portion of Item 14 is submitted as a separate section of this report.

     2. The response to this portion of Item 14 is submitted as a separate section of this report.

     3. Filing of Exhibits:

        Exhibit  4.12 -- Certificate of Designation of Series D Convertible
                         Preferred Stock.

        Exhibit 10.17 -- Non-recourse Promissory Note dated October 13, 1999, from Rolla P. Huff to the Company.

        Exhibit 10.18 -- Stock Pledge Agreement dated October 13, 1999, between the Company and Rolla P. Huff.

        Exhibit 10.19 -- Agreement dated as of November 1, 1999, between Nield
                         J. Montgomery and the Company.

        Exhibit 10.20 -- Standard Office Lease Agreement dated March 5, 1999, between Cheyenne Investments, LLC and the Company.

        Exhibit 10.21 -- Aircraft Lease Agreement dated December 1999 between the Company, Maurice J. Gallagher, Jr. and Timothy P. Flynn.

        Exhibit 10.22 -- Amended and Restated Securities Purchase Agreement
                         dated as of November 19, 1999, among the Company and the investors identified therein.

        Exhibit 10.23 -- Promissory Note dated December 30, 1999, from JK&B
                         Capital III, L.P. to the Company.

        Exhibit 21   -- Subsidiaries of the Registrant.

        Exhibit 23   -- Consent of Arthur Andersen LLP.

        Exhibit 27   -- Financial Data Schedule.

     (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter 1999: October 14, 1999 to report third quarter 1999 results, the hiring of a new chief executive officer and an agreement to issue $35 million of preferred stock at $28.00 per share.

     (c) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

                          EXHIBIT NO. AND DESCRIPTION

 3.1    Articles of Incorporation and Amendments.(1)
 3.2    By-laws.(1)
 4.1    See the Articles of Incorporation and amendments filed as
        Exhibit 3.1 and the By-laws filed as Exhibit 3.2.

 4.2 Stockholders Agreement dated as of November 26, 1997, among the Company, Maurice J. Gallagher, Jr. and certain investors identified therein.(1)
 4.3 Indenture dated as of September 29, 1997, between the Company and Marine Midland Bank, as Trustee.(1)
 4.4    Warrant Registration Rights Agreement dated as of September
        29, 1997, among the Company, Bear, Stearns & Co. Inc. and
        Furman Selz LLC.(1)
 4.5 Security Agreement dated as of September 29, 1997, between the Company and Marine Midland Bank.(1)
 4.6    Collateral Pledge and Security Agreement dated as of
        September 29, 1997, between the Company and Marine Midland
        Bank.(1)
 4.7    Amended and Restated Certificate of Designation of Series B
        Convertible Preferred Stock.(2)
 4.8    Amended and Restated Registration Rights Agreement dated
        December 29, 1999, among the Company and the purchasers of Series B Convertible Preferred Stock and Series C
        Convertible preferred Stock.(2)
 4.9    Amended and Restated Securityholders' Agreement dated
        December 29, 1999, among the Company and the purchasers of Series B Convertible Preferred Stock and Series C
        Convertible preferred Stock.(2)
 4.10   Certificate of Change in Authorized Capital of the
        Company.(3)
 4.11   Certificate of Designation of Series C Convertible Preferred
        Stock.(2)
 4.12   Certificate of Designation of Series D Convertible Preferred
        Stock.
10.1 Network Products Purchase Agreement dated May 21, 1997, between the Company and Northern Telecom, Inc.(1) The
        Commission has granted confidential treatment with respect to certain portions of this Agreement.
10.2    Employment and Stock Repurchase Agreement dated May 28,
        1997, between the Company and John Boersma.(1)(4)
10.3    Stock Option Plan.(1)(4)
10.4    Warrant Agreement dated September 29, 1997, between the
        Company and Marine Midland Bank.(1)
10.5 Standard Office Lease Agreement dated July 1, 1997, between the Company and Cheyenne Investments L.L.C.(1)
10.6    Employment/Stock Repurchase Agreement dated March 20, 1998 between David Clark and the Company.(1)(4)
10.7    Employment/Stock Repurchase Agreement dated March 20, 1998 between Kent Heyman and the Company.(1)(4)
10.8    Employment/Stock Repurchase Agreement dated March 9, 1998
        between James J. Hurley III and the Company.(1)(4)
10.9    Employment/Stock Repurchase Agreement dated February 16,
        1998 between James D. Mitchell and the Company.(1)(4)
10.10   Employment/Stock Repurchase Agreement dated March 20, 1998 between Mark Peterson and the Company.(1)(4)
10.11   Employment/Stock Repurchase Agreement dated March 20, 1998 between Linda M. Sunbury and the Company.(1)(4)
10.12   First Amendment to lease dated May 1, 1998 between Cheyenne
        Investments, LLC and the Company.(5)
10.13   Second Amendment to Lease dated December 29, 1998 between
        Cheyenne Investments, LLC and the Company.(5)
10.14   Merger Agreement between the Company, MGC LJ.Net, Inc. and
        LJ.Net, Inc. dated as of March 15, 1999.(6)
10.15 Securities Purchase Agreement dated as of April 5, 1999, among the Company and the investors identified therein.(6)
10.16   Employment/Stock Repurchase Agreement dated October 13,
        1999, between the Company and Rolla P. Huff.(4)
10.17   Non-recourse Promissory Note dated October 13, 1999, from
        Rolla P. Huff to the Company.
10.18   Stock Pledge Agreement dated October 13, 1999, between the
        Company and Rolla P. Huff.

10.19   Agreement dated as of November 1, 1999, between Nield J.
        Montgomery and the Company.
10.20   Standard Office Lease Agreement dated March 5, 1999, between
        Cheyenne Investments, LLC and the Company.
10.21   Aircraft Lease Agreement dated December 1999 between the
        Company, Maurice J. Gallagher, Jr. and Timothy P. Flynn.
10.22   Amended and Restated Securities Purchase Agreement dated as of November 19, 1999, among the Company and the investors
        identified therein.
10.23   Promissory Note dated December 30, 1999, from JK&B Capital
        III, L.P. to the Company.
21      Subsidiaries of the Registrant
23      Consent of Arthur Andersen LLP
27      Financial Data Schedule

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-38875) previously filed with the Commission.

(2) Incorporated by reference to the company's Registration Statement on Form S-3, registration statement number 333-91353, filed with the Commission on November 19, 1999, and amendments thereto.

(3) Incorporated by reference to the Company's Registration Statement on Form S-3, registration statement number 333-79963, filed with the Commission on June 3, 1999, and amendments thereto.

(4) Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 14(C) of Form 10-K.

(5) Incorporated by reference to the Registrant's annual report on Form 10-K (Commission File No. 0-24059) for the year ended December 31, 1998.

(6) Incorporated by reference to the Registrant's quarterly report on Form 10-Q (Commission File No. 0-24059) for the quarter ended March 31, 1999.

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

                                          MGC COMMUNICATIONS, INC.

                                          By: /s/ ROLLA P. HUFF
                                            ------------------------------------
                                            Rolla P. Huff, President and
                                            Chief Executive Officer

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ ROLLA P. HUFF                                         March 30, 2000
--------------------------------------------------------
Rolla P. Huff, President (Chief Executive Officer)
and Director

/s/ MICHAEL DALEY                                         March 30, 2000
--------------------------------------------------------
Michael Daley, Vice President (Chief Financial Officer
and Principal Accounting Officer)

/s/ MAURICE J. GALLAGHER, JR.                             March 30, 2000
--------------------------------------------------------
Maurice J. Gallagher, Jr., Director (Chairman of
the Board)

/s/ TIMOTHY P. FLYNN                                      March 30, 2000
--------------------------------------------------------
Timothy P. Flynn, Director

/s/ JACK L. HANCOCK                                       March 30, 2000
--------------------------------------------------------
Jack L. Hancock, Director

/s/ DAVID KRONFELD                                        March 30, 2000
--------------------------------------------------------
David Kronfeld, Director

                                                          March 30, 2000
--------------------------------------------------------
Mark J. Masiello, Director

                                                          March 30, 2000
--------------------------------------------------------
Richard W. Miller, Director

                                                          March 30, 2000
--------------------------------------------------------
Thomas Neustaetter, Director

                                                          March 30, 2000
--------------------------------------------------------
Mark Pelson, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            MGC COMMUNICATIONS, INC.

Report of Independent Public Accountants....................   F-2

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................   F-5
Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity for the years ended December 31,
  1999, 1998 and 1997.......................................   F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   F-7
Notes to Consolidated Financial Statements..................   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
MGC Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of MGC Communications, Inc. (a Nevada corporation) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGC Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 16, 2000

                            MGC COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1999            1998
                                                              -----------     -----------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 42,979        $ 11,886
  Investments available-for-sale............................     61,627           9,851
  Restricted investments....................................     20,256          20,797
  Accounts receivable, less allowance for doubtful accounts
     of $647 and $257 at December 31, 1999 and 1998,
     respectively...........................................     15,299           6,360
  Prepaid expenses..........................................      1,527             208
                                                               --------        --------
          Total current assets..............................    141,688          49,102
Property and equipment, net.................................    191,612         116,380
Investments available-for-sale..............................     64,464          63,212
Restricted investments......................................         --          18,582
Deferred financing costs, net of accumulated amortization of
  $1,859 and $1,065 as of December 31, 1999 and 1998,
  respectively..............................................      3,920           4,714
Other assets................................................        745             129
                                                               --------        --------
          Total assets......................................   $402,429        $252,119
                                                               ========        ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease
     obligations............................................   $    623        $    332
  Accounts payable:
  Trade.....................................................     11,788           5,314
  Property and equipment....................................     24,955          18,577
  Accrued interest..........................................      5,200           5,200
  Accrued sales taxes payable...............................      4,345           1,400
  Accrued other expenses....................................      5,452           1,073
                                                               --------        --------
          Total current liabilities.........................     52,363          31,896
Senior Secured Notes, net of unamortized discount of $2,732
  and $3,307 at December 31, 1999 and 1998, respectively....    157,268         156,693
Other long-term debt and capital lease obligations..........      4,044             270
                                                               --------        --------
          Total liabilities.................................    213,675         188,859
                                                               --------        --------
Commitments and contingencies
Redeemable preferred stock:
  10% Series B Convertible Preferred Stock, 5,278,000 shares authorized, 5,277,779 issued and outstanding at
     December 31, 1999......................................     55,363              --
  10% Series C Convertible Preferred Stock, 1,250,000 shares authorized, 1,250,000 issued and outstanding at
     December 31, 1999......................................     34,510              --
Note receivable from stockholder for issuance of Series C
  Convertible Preferred Stock...............................     (4,900)             --
Stockholders' equity:
  Preferred stock, 43,472,221 shares authorized but
     unissued...............................................         --              --

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1999            1998
                                                              -----------     -----------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
Common stock, $0.001 par value, 60,000,000 shares
  authorized, 23,244,328 and 17,190,428 shares issued and
  outstanding...............................................         23              17
Additional paid-in capital..................................    225,300         108,991
Accumulated deficit.........................................   (114,161)        (44,392)
Less: treasury stock........................................        (76)             --
Notes receivable from stockholders for issuance of common
  stock.....................................................     (6,219)         (2,173)
Accumulated other comprehensive income (loss)...............     (1,086)            817
                                                               --------        --------
          Total stockholders' equity........................    103,781          63,260
                                                               --------        --------
          Total liabilities, redeemable preferred stock and
            stockholders' equity............................   $402,429        $252,119
                                                               ========        ========

          See accompanying notes to consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1999           1998           1997
                                                       -----------    -----------    ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating revenues:
  Telecommunication services.........................  $    55,066    $    18,249    $    3,791
                                                       -----------    -----------    ----------
Operating expenses:
  Cost of operating revenues (excluding
     depreciation)...................................       50,012         17,129         3,928
  Selling, general and administrative................       44,836         17,877         6,440
  Stock-based compensation expense...................          714             --            --
  Depreciation and amortization......................       18,921          5,238         1,274
                                                       -----------    -----------    ----------
                                                           114,483         40,244        11,642
                                                       -----------    -----------    ----------
     Loss from operations............................      (59,417)       (21,995)       (7,851)
Other income (expense):
  Gain on sale of investments........................          224            223            --
  Interest income....................................        7,702          8,771         2,507
  Interest expense (net of amount capitalized).......      (18,278)       (19,064)       (5,492)
                                                       -----------    -----------    ----------
     Net loss........................................      (69,769)       (32,065)      (10,836)
Value of preferred stock beneficial conversion
  feature............................................      (72,500)            --            --
Accretion of preferred stock to redemption value.....       (6,133)            --            --
Accrued preferred stock dividend.....................       (2,577)            --          (136)
                                                       -----------    -----------    ----------
Net loss applicable to common stockholders...........  $  (150,979)   $   (32,065)   $  (10,972)
                                                       ===========    ===========    ==========
Basic and diluted loss per share of common stock.....  $     (7.63)   $     (2.26)   $    (1.30)
                                                       ===========    ===========    ==========
Basic and diluted weighted average shares
  outstanding........................................   19,775,410     14,178,729     8,458,991
                                                       ===========    ===========    ==========

          See accompanying notes to consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                         REDEEMABLE
                                      PREFERRED STOCK         COMMON STOCK       ADDITIONAL                   TREASURY STOCK
                                    --------------------   -------------------    PAID-IN     ACCUMULATED   ------------------
                                      SHARES     AMOUNT      SHARES     AMOUNT    CAPITAL       DEFICIT      SHARES     AMOUNT
                                    ----------   -------   ----------   ------   ----------   -----------   ---------   ------
                                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1996......          --   $    --    7,176,000    $ 7      $ 12,276     $  (1,491)          --    $ --
Common stock issued for cash......          --        --    1,458,600      2         4,860            --           --      --
Common stock issued for notes
  receivable......................          --        --      165,000     --           688            --           --      --
Proceeds from offering allocated
  to warrants.....................          --        --           --     --         3,885            --           --      --
Warrants issued for common stock
  commitment......................          --        --           --     --           409            --           --      --
8% Series A Convertible Preferred
  Stock issued for cash...........   5,148,570    16,665           --     --            --            --           --      --
Accrued preferred stock
  dividend........................          --        --           --     --          (136)           --           --      --
Net loss..........................          --        --           --     --            --       (10,836)          --      --
                                    ----------   -------   ----------    ---      --------     ---------    ---------    ----
BALANCE AT DECEMBER 31, 1997......   5,148,570    16,665    8,799,600      9        21,982       (12,327)          --      --
Common stock issued for cash......          --        --      100,680     --           774            --           --      --
Common stock issued for notes
  receivable......................          --        --      189,000     --         1,485            --           --      --
Warrants and options exercised for
  common stock....................          --        --      133,309     --            14            --           --      --
8% Series A Convertible Preferred
  Stock issued for cash...........   1,422,857     4,980           --     --            --            --           --      --
Accrued preferred stock
  dividend........................          --        --           --     --          (654)           --           --      --
Common stock issued for cash
  (IPO)...........................          --        --    4,025,000      4        62,959            --           --      --
Conversion of preferred stock to
  common stock....................  (6,571,427)  (21,645)   3,942,839      4        22,431            --           --      --
Unrealized gain on investments
  available-for-sale..............          --        --           --     --            --            --           --      --
Net loss..........................          --        --           --     --            --       (32,065)          --      --
                                    ----------   -------   ----------    ---      --------     ---------    ---------    ----
BALANCE AT DECEMBER 31, 1998......          --        --   17,190,428     17       108,991       (44,392)          --      --
Unrealized loss on investments
  available-for-sale..............          --        --           --     --            --            --           --      --
Common stock issued...............          --        --    5,027,001      5       118,305            --           --      --
Warrants and options exercised for
  common stock....................          --        --      886,039      1         1,678            --           --      --
Common stock issued for note......          --        --      150,000     --         4,322            --           --      --
Payment on stockholder's note.....          --        --           --     --            --            --           --      --
Repurchase of common stock........          --        --       (9,140)    --            --            --        9,140     (76)
10% Series B Convertible Preferred
  Stock issued for cash...........   5,277,779    46,663           --     --            --            --           --      --
10% Series C Convertible Preferred
  Stock issued for cash...........   1,250,000    34,500           --     --            --            --           --      --
Preferred stock issued for note...          --    (4,900)          --     --            --            --           --      --
Stock-based compensation..........          --        --           --     --           714            --           --      --
Accrued preferred stock
  dividend........................          --     2,577           --     --        (2,577)           --           --      --
Value of preferred stock
  beneficial conversion features..          --        --           --     --       (72,500)           --           --      --
Value of preferred stock
  beneficial conversion features..          --        --           --     --        72,500            --           --      --
Accretion of preferred stock to
  redemption value................          --     6,133           --     --        (6,133)           --           --      --
Net loss..........................          --        --           --     --            --       (69,769)          --      --
                                    ----------   -------   ----------    ---      --------     ---------    ---------    ----
BALANCE AT DECEMBER 31, 1999......   6,527,779   $84,973   23,244,328    $23      $225,300     $(114,161)       9,140    $(76)
                                    ==========   =======   ==========    ===      ========     =========    =========    ====

                                         NOTES          ACCUMULATED
                                    RECEIVABLE FROM        OTHER
                                    STOCKHOLDERS FOR   COMPREHENSIVE       TOTAL
                                      ISSUANCE OF         INCOME       STOCKHOLDERS'
                                      COMMON STOCK        (LOSS)          EQUITY
                                    ----------------   -------------   -------------
                                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1996......      $    --           $    --        $ 10,792
Common stock issued for cash......           --                --           4,862
Common stock issued for notes
  receivable......................         (688)               --              --
Proceeds from offering allocated
  to warrants.....................           --                --           3,885
Warrants issued for common stock
  commitment......................           --                --             409
8% Series A Convertible Preferred
  Stock issued for cash...........           --                --              --
Accrued preferred stock
  dividend........................           --                --            (136)
Net loss..........................           --                --         (10,836)
                                        -------           -------        --------
BALANCE AT DECEMBER 31, 1997......         (688)               --           8,976
Common stock issued for cash......           --                --             774
Common stock issued for notes
  receivable......................       (1,485)               --              --
Warrants and options exercised for
  common stock....................           --                --              14
8% Series A Convertible Preferred
  Stock issued for cash...........           --                --              --
Accrued preferred stock
  dividend........................           --                --            (654)
Common stock issued for cash
  (IPO)...........................           --                --          62,963
Conversion of preferred stock to
  common stock....................           --                --          22,435
Unrealized gain on investments
  available-for-sale..............           --               817             817
Net loss..........................           --                --         (32,065)
                                        -------           -------        --------
BALANCE AT DECEMBER 31, 1998......       (2,173)              817          63,260
Unrealized loss on investments
  available-for-sale..............           --            (1,903)         (1,903)
Common stock issued...............           --                --         118,310
Warrants and options exercised for
  common stock....................           --                --           1,679
Common stock issued for note......       (4,322)               --              --
Payment on stockholder's note.....          200                --             200
Repurchase of common stock........           76                --              --
10% Series B Convertible Preferred
  Stock issued for cash...........           --                --              --
10% Series C Convertible Preferred
  Stock issued for cash...........           --                --              --
Preferred stock issued for note...           --                --              --
Stock-based compensation..........           --                --             714
Accrued preferred stock
  dividend........................           --                --          (2,577)
Value of preferred stock
  beneficial conversion features..           --                --         (72,500)
Value of preferred stock
  beneficial conversion features..           --                --          72,500
Accretion of preferred stock to
  redemption value................           --                --          (6,133)
Net loss..........................           --                --         (69,769)
                                        -------           -------        --------
BALANCE AT DECEMBER 31, 1999......      $(6,219)          $(1,086)       $103,781
                                        =======           =======        ========

          See accompanying notes to consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998        1997
                                                              ---------    --------    ---------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................  $ (69,769)   $(32,065)   $ (10,836)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     18,921       5,238        1,274
  Gain on sale of investments...............................       (224)       (223)          --
  Amortization of debt discount.............................        575         575          144
  Amortization of deferred debt financing costs.............        794         867          198
  Stock-based compensation expense..........................        714          --           --
Changes in assets and liabilities:
  Increase in accounts receivable, net......................     (8,939)     (5,160)      (1,190)
  Decrease (increase) in prepaid expenses...................     (1,319)         69         (254)
  Increase in other assets..................................       (464)        (32)         (91)
  Increase in accounts payable -- trade.....................      6,474       4,852          386
  Increase in sales taxes payable...........................      2,945       1,400           --
  Increase in accrued interest and other expenses...........      4,379         295        5,879
                                                              ---------    --------    ---------
Net cash used in operating activities.......................    (45,913)    (24,184)      (4,490)
                                                              ---------    --------    ---------
Cash flows from investing activities:
  Purchase of property and equipment, net of payables.......    (83,200)    (81,597)     (20,207)
  Purchase of investments held-to-maturity..................         --     (42,622)     (57,710)
  Sale (purchase) of investments available-for-sale, net....    (54,707)     28,309           --
  Sale (purchase) of restricted investments.................     19,123      18,195      (57,574)
                                                              ---------    --------    ---------
Net cash used in investing activities.......................   (118,784)    (77,715)    (135,491)
                                                              ---------    --------    ---------
Cash flows from financing activities:
  Proceeds from issuance of Senior Secured Notes net of
    discount
    of $4,026...............................................         --          --      155,974
  Costs associated with issuance of Senior Secured Notes and
    warrants................................................         --        (133)      (5,237)
  Proceeds from issuance of warrants........................         --          --        3,885
  Proceeds from issuance of 8% Series A Convertible
    Preferred Stock, net of issuance costs..................         --       4,980       16,665
  Proceeds from issuance of 10% Series B Convertible
    Preferred Stock, net of issuance costs..................     46,663          --           --
  Proceeds from issuance of 10% Series C Convertible
    Preferred Stock, net of issuance costs..................     29,600          --           --
  Proceeds (payments) on other long term debt and capital
    lease obligations, net..................................       (439)        133         (164)
  Proceeds from issuance of common stock....................    119,966      63,751        6,015
                                                              ---------    --------    ---------
Net cash provided by financing activities...................    195,790      68,731      177,138
                                                              ---------    --------    ---------
Net increase (decrease) in cash.............................     31,093     (33,168)      37,157
Cash and cash equivalents at beginning of period............     11,886      45,054        7,897
                                                              ---------    --------    ---------
Cash and cash equivalents at the end of period..............  $  42,979    $ 11,886    $  45,054
                                                              =========    ========    =========
Supplemental schedule of non-cash investing and financing
  activities:
  Treasury stock acquired in partial settlement of a note...  $      76    $     --    $      --
                                                              =========    ========    =========
  Increase in property and equipment purchases included in
    accounts/notes payable -- property and equipment........  $  10,882    $ 15,504    $   2,434
                                                              =========    ========    =========
  Stock issued in acquisition of subsidiary.................  $     223    $     --    $      --
                                                              =========    ========    =========
  Preferred stock dividends accrued.........................  $   2,577    $     --    $     136
                                                              =========    ========    =========
  Accretion of preferred stock to redemption value..........  $   6,133    $     --    $      --
                                                              =========    ========    =========
  Common stock issued for note receivable...................  $   4,322    $  1,485    $     688
                                                              =========    ========    =========
  Preferred stock issued for note receivable................  $   4,900    $     --    $      --
                                                              =========    ========    =========
  Warrants issued as consideration in debt offering
    capitalized as deferred financing costs.................  $      --    $     --    $     409
                                                              =========    ========    =========
Other disclosures:
  Cash paid for interest net of amounts capitalized.........  $  16,915    $ 19,192    $     164
                                                              =========    ========    =========

          See accompanying notes to consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements of MGC Communications, Inc. doing business as Mpower Communications Corp. (the "Company"), a Nevada corporation, include the accounts of the Company and its wholly owned subsidiaries, MGC Lease Corporation and MGC LJ.Net, Inc. All significant inter-company balances have been eliminated.

     The Company was organized on October 16, 1995 as a competitive local exchange carrier to provide low cost alternative communication services to residential and small business users through the utilization of Company owned switches and network architecture leased from incumbent local exchange carriers. During the year ended December 31, 1999, the Company operated in Las Vegas, Atlanta, Chicago, southern Florida, and selected suburban areas of southern California including San Diego and Los Angeles with substantially all of its operating revenues being derived from the Las Vegas, southern California, and Atlanta operations.

REVENUE RECOGNITION

     The Company recognizes operating revenues from the sale of communication services including local dialtone, long distance, Internet access and data services. Operating revenues are also recognized from installation charges as well as from access charges billed to other long distance carriers for utilizing the Company's network.

     Telecommunication revenues and accounts receivable are recognized when calls are terminated or when the installation services are completed. Accounts receivable includes both billed and unbilled amounts and is reduced by an estimate for uncollectible amounts. Due to current disputes, the Company has recognized switched access revenues based on management's best estimate of the probable collections from such revenue. AT&T, Sprint, MCI WorldCom and other long distance carriers have refused to pay the full amount of the long distance access charges billed to them. For the years ended December 31, 1999, 1998 and 1997, the Company has recognized in operating revenues switched access revenues of approximately $19.5 million, $7.4 million and $0.7 million, respectively. These revenue amounts exclude $9.5 million, $3.2 million, and $0.2 million of billed services which have not been recorded as revenue in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997, respectively. Switched access revenues from AT&T, Sprint, and MCI WorldCom represented 71% and 81% of our total access charge revenues in 1999 and 1998, respectively. The Company settled its disputes with MCI WorldCom in October 1999 and with AT&T in February 2000. Amounts collected approximated the related switched access revenues estimated by the Company's management.

     Included in trade accounts receivable in the accompanying consolidated balance sheets as of December 31, 1999 and 1998 are net receivables related to switched access of approximately $10.9 million and $3.6 million, respectively.

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

                            MGC COMMUNICATIONS, INC.

Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The carrying value of the restricted investments approximates the fair value.

ADVERTISING COSTS

     The Company expenses advertising costs in the period incurred. As of December 31, 1999, 1998 and 1997, the Company had expensed advertising costs of $1,268,000, $810,000 and $125,000, respectively.

INVESTMENTS

     Investments classified as available-for-sale at December 31, 1998 were classified as held-to-maturity as of December 31, 1997. During the fourth quarter of 1998, the Company sold investments previously classified as held-to-maturity, prior to their maturity date to fund remaining 1998 capital expenditures. In accordance with SFAS No. 115, the classification of these investments has been appropriately changed in the accompanying consolidated financial statements.

     During 1999 and 1998, the Company sold $43.6 million and $28.3 million, respectively, in investments available-for-sale and recorded a $1.9 million gross unrealized loss and $0.8 million gross unrealized gain, respectively, as part of other comprehensive income for the years ended December 31, 1999 and 1998.

     Available-for-sale securities represent investments principally in commercial paper and government securities. The commercial paper matures periodically through March of 2000 and the government securities mature periodically through June 2002. The unamortized cost basis of these investments at December 31, 1999 and 1998 is approximately $128.0 million and $72.2 million, respectively. The cost basis for which the realized gain was calculated on available-for-sale securities was $128.2 million and $72.0 million, for 1999 and 1998, respectively, using the specific identification method.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and amortization. Direct and indirect costs of construction are capitalized, and include $4,057,000, $3,175,000 and $188,000 of interest costs related to construction during 1999, 1998 and 1997, respectively. Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is put into service.

     Estimated useful lives of property and equipment are as follows:

Buildings.................................  40 years
Telecommunications and other switching
  equipment...............................  5-10 years
Computer hardware and software............  3-5 years
Office furniture & equipment..............  3-5 years
Leasehold improvements....................  the lesser of the estimated useful lives or term of lease

     The Company capitalizes costs associated with the design, deployment and expansion of the Company's network including internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs generally include personnel and related costs incurred in the enhancement and implementation of purchased software packages. Capitalized internal labor costs for the years ended December 31, 1999, 1998 and 1997 were $1,218,000, $0 and $0, respectively.

                            MGC COMMUNICATIONS, INC.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1999 and 1998, the carrying value of all financial instruments (accounts receivable, accounts payable and long-term debt) approximates fair value due to the short term nature of the instruments or interest rates, which are comparable with current rates.

LONG-LIVED ASSETS

     Management periodically evaluates the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value down to its fair value based on the present value of the discounted cash flows of the asset or other relevant measures. Management believes no material impairment in the value of long-lived assets exists at December 31, 1999 or 1998.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates in only one segment, communication services, and hence, separate segment reporting is not applicable.

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

                            MGC COMMUNICATIONS, INC.

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

(2) PLAN OF OPERATIONS

     In September 1997, the Company completed an offering of 160,000 units consisting of $160 million of 13% Senior Secured Notes due in 2004 (the "Notes") and warrants to purchase shares of common stock, as discussed in Note 4. During May and June 1998, the Company sold an aggregate of 4,025,000 shares of common stock at $17.00 per share. In May 1999, the Company sold 5,277,779 shares of preferred stock at $9.00 per share as discussed in Note 5. In July 1999, the Company sold an additional 5,000,000 shares of common stock at $25.00 per share as also discussed in Note 5. In December 1999, the Company issued 1,250,000 shares of preferred stock at $28.00 per share as also discussed in Note 5. In February 2000, the Company sold an additional 6,163,709 shares of common stock at $54.00 per share and 4,140,000 shares of preferred stock at $50.00 per share as also discussed in Note 5. The Company expects to continue its expansion and development of services into new markets. The Company expects to fund any additional capital requirements through existing resources, debt or equity financing and internally generated funds.

     The Company expects that its available cash and the proceeds from the common stock and series D preferred stock offerings in February 1999 should be adequate to fund its operating losses and planned capital expenditures, as currently projected, over the next several years. If these resources are not sufficient, management intends to consider alternate forms of financing or to delay or modify some of our expansion plans.

     The Company continually evaluates the capital expenditure plan in light of developments in the telecommunications industry and market acceptance of the Company's service offerings. As a result of this evaluation, the Company may decide to accelerate or expand its capital expenditure plan. The Company might also expand through acquisitions. To fund an accelerated or expanded capital expenditure plan or acquisitions, the Company would likely issue additional debt or equity securities. The Company cannot predict that it would be successful in raising additional capital on terms acceptable to it or at all.

     Management also recognizes that certain risks are inherent to the industry. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its existing and proposed services to current and new customers in existing and planned markets, successfully develop commercially viable data and Internet offerings, access markets, install switches and obtain suitable locations for its switches, negotiate suitable interconnect agreements with the ILECs, obtain an acceptable level of cooperation from the ILECs, all in a timely manner, at reasonable cost and on satisfactory terms and conditions, as well as competitive, regulatory, legislative and judicial developments that could materially affect the Company's future results.

                            MGC COMMUNICATIONS, INC.

(3) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Building and property..................................  $  5,518    $  2,653
Switching equipment....................................   137,492      57,045
Leasehold improvements.................................       870         740
Computer hardware and software.........................     3,780       2,218
Office equipment and vehicles..........................     5,748         901
                                                         --------    --------
                                                          153,408      63,557
Less accumulated depreciation and amortization.........   (25,237)     (6,555)
                                                         --------    --------
                                                          128,171      57,002
Switching equipment under construction.................    63,441      59,378
                                                         --------    --------
Net property and equipment.............................  $191,612    $116,380
                                                         ========    ========

(4) DEBT

     Long-term borrowings at December 31, 1999 and 1998 consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
13% Senior Secured Notes, due October 1, 2004, net of
  unamortized discount of $2,732 and $3,307............  $157,268    $156,693
Other long-term debt and capital lease obligations.....     4,667         602
                                                         --------    --------
                                                          161,935     157,295
Less current portion...................................      (623)       (332)
                                                         --------    --------
                                                         $161,312    $156,963
                                                         ========    ========

     Maturities of long-term debt and capital lease obligations for each of the next five years and thereafter ending December 31, consist of the following:

                                                         (IN THOUSANDS)
                                                         --------------
2000...................................................     $    623
2001...................................................          696
2002...................................................          508
2003...................................................          274
2004 and thereafter....................................      159,834
                                                            --------
                                                            $161,935
                                                            ========

     In September 1997, the Company completed an offering of units consisting of in the aggregate of $160 million of 13% Senior Secured Notes due in 2004 and warrants to purchase 774,720 shares of common stock (collectively the "1997 Offering").

     The Notes bear interest at the rate of 13% per annum, payable semi-annually in arrears on April 1 and October 1, commencing April 1, 1998. As set forth in the Indenture pursuant to which the Notes were issued

                            MGC COMMUNICATIONS, INC.

the Company is required to hold in a trust account sufficient funds to provide for payment in full of interest on the Notes through October 1, 2000. The accompanying consolidated financial statements reflect approximately $20.3 million as restricted investments as security for the interest payments on the Notes. In addition, the Notes are secured by a security interest in certain telecommunications equipment owned by the Company or which may be acquired in the future. As of December 31, 1999, the Notes were secured by a security interest in telecommunications equipment with a net book value of $105.4 million.

     In conjunction with the 1997 Offering, the Company engaged an investment-banking firm that determined a value for each warrant and share of common stock. Consistent with this determination, the Company has allocated a portion of the 1997 Offering proceeds to the warrants based on a value of $4.68 per share of common stock less the exercise price of $.02 per share for the warrant.

     The warrants are currently exercisable and expire on October 1, 2004. The agreement pursuant to which the warrants were issued required an anti-dilution adjustment if the November 1997 preferred stock offering was consummated at a price less than $5.00 per share. As further discussed in Note 5, the Company completed the preferred stock offering for $3.50 per share. Accordingly, the warrants issued in connection with the 1997 Offering were increased from 774,200 to 862,923 and have been reflected in the accompanying consolidated financial statements as of December 31, 1999 and 1998. Expenses allocated to the warrants in connection with the 1997 Offering were $141,000.

     In conjunction with the 1997 Offering, certain persons deposited an aggregate of $15.0 million in escrow (the "Common Stock Commitment"), which funds were to have been applied to the purchase of shares of Common Stock in the event the Company failed to sell at least $15.0 million of preferred stock within a certain period of time. Since sufficient preferred stock was issued within the time period, the investors received a return of their funds contributed to escrow. As a commitment fee for the Common Stock Commitment, the Company issued to all such persons contributing to the escrow funds warrants to purchase an aggregate of 90,000 shares of Common Stock at $.02 per share.

     The Company has recorded the commitment fee as non-cash consideration in connection with the 1997 Offering. The value of the warrants issued as a commitment fee was determined based on a value of the Company's common stock at $4.68 per share less the exercise price of $.02 per share for the warrant. All such warrants were exercised in January and February 1998.

     The Notes may be redeemed at the option of the Company, in whole or in part, on or after October 1, 2001, at a premium declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

                          YEAR                              PERCENTAGE
                          ----                              ----------
2001....................................................      106.50
2002....................................................      103.25
2003 and thereafter.....................................      100.00

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

     The Indenture contains certain covenants that among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and lease back transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its

                            MGC COMMUNICATIONS, INC.

restricted subsidiaries, conduct certain lines of business, issue or sell equity interests of the Company's restricted subsidiaries or enter into certain mergers and consolidations. As of December 31, 1999, management believes it is in compliance with all debt covenants.

     In conjunction with the 1997 Offering, the authorized capital stock of the Company was increased to 60,000,000 shares of common stock, $.001 par value per share, and 50,000,000 shares of preferred stock, $.001 par value per share.

     In January 1998, the Company filed a registration statement offering to exchange the Notes for 13% Series B Senior Secured Notes due 2004 under the Securities Act of 1933, as amended. Terms of the 13% Series B Senior Secured Notes due 2004 are substantially the same as the Notes. The exchange was consummated in March 1998.

     During 1999, the Company entered into a capital lease agreement for an aircraft, the owners of which are directors of the Company. All assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Capital leases are recorded at cost and depreciated over the lesser of the estimated life or lease term. Total related lease payments in 1999 were $97,500.

(5) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

COMMON STOCK

     In 1997, the Company approved agreements with two key members of management granting them rights to purchase a total of 150,000 shares at $3.33 per share and 165,000 shares at $4.17 per share. In both cases, the Company retains the right to repurchase these shares at their cost in the event of termination of employment for any reason and has agreed to finance the purchase price of the shares purchased at $4.17 per share over a period of three years. During September 1997, the members of management exercised their rights and the respective aforementioned shares were issued. The Company received $500,000 for the 150,000 shares issued at $3.33 per share. The $688,000 owed to the Company for the 165,000 shares issued at $4.17 per share has been classified in the accompanying consolidated statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

     During 1998, the Company issued 100,680 shares of $.001 par value common stock at prices ranging from $5.83 to $8.33 per share, for total proceeds to the Company of $774,000.

     During 1998, the Company approved agreements with 11 key members of management to purchase a total of 189,000 shares of common stock. The purchase price of these shares ranged from $5.83 to $8.33 per share. In each case, the Company retains the right to repurchase these shares at their cost in the event of termination of employment for any reason and has agreed to finance a portion of the purchase price of the shares over a period of three years. The $1,485,000 owed to the Company is classified in the accompanying statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

     During May and June 1998, the Company sold 4,025,000 shares of common stock at $17.00 per share pursuant to the registration statement filed on Form S-1, which was declared effective by the Securities and Exchange Commission on May 11, 1998. In connection with the initial public offering of the Company's common stock, the Company effected a six for ten reverse stock split, which has been reflected in the accompanying consolidated financial statements. In addition to the reverse stock split, the Company's 6,571,427 outstanding shares of Series A Preferred Stock (as defined below) were converted to 3,942,839 shares of the Company's common stock upon completion of the initial public offering. The conversion of the Preferred Stock has been reflected in the accompanying consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

     In July 1999, the Company issued 5,000,000 shares of common stock at $25.00 per share and received proceeds, after expenses, of $118.1 million. In this offering, existing shareholders sold an additional 587,695 shares of common stock for which the Company did not receive any proceeds.

     In September 1999, the Company reacquired 9,140 shares of its common stock at an aggregate purchase price of $76,136 in partial cancellation of a note receivable from stockholder for issuance of common stock and is classified as treasury stock in the accompanying consolidated financial statements.

     In October 1999, the Company approved an agreement with a newly hired key member of management to purchase a total of 150,000 shares of common stock at $28.81 per share. The Company retains the right to repurchase these shares at their cost in the event of termination of employment for any reason and has agreed to finance the purchase price of the shares purchased. The agreement provides for the forgiveness of the note at the end of a three year term of employment. The $4,321,875 owed to the Company is classified in the accompanying statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

     In February 2000, the Company issued 6,163,709 shares of common stock at $54.00 per share for gross proceeds of $332.8 million. In this offering, existing shareholders sold an additional 29,041 shares of common stock for which the Company did not receive any proceeds.

REDEEMABLE PREFERRED STOCK

     The Company has authorized the issuance of up to 50,000,000 shares of preferred stock. In November 1997, the Company designated 6,571,450 shares as 8% Series A Convertible Preferred Stock ("Series A Preferred Stock").

     In November 1997, the Company completed a private placement offering in which 5,148,570 shares of the Series A Preferred Stock were issued at $3.50 per share, for total proceeds to the Company of approximately $16.7 million, net of expenses.

     In January 1998, the Company completed an additional private placement offering in which 1,422,857 shares of Series A Preferred Stock were issued at $3.50 per share for total proceeds to the Company of approximately $5.0 million, net of expenses. The terms of the offering were substantially identical to those of the previous preferred stock offering.

     Each share of Series A Preferred Stock was automatically converted into common stock on a six for ten basis upon the consummation of the Company's IPO. In accordance with the terms of the Series A Preferred Stock, the accrued dividends were reversed at the time of conversion.

     On April 5, 1999, the Company entered into a Security Purchase Agreement with Providence Equity Partners III L.P. ("Providence"), JK&B Capital III L.P. ("JK&B III") and Wind Point Partners III L.P. ("Wind Point") under which Providence, JK&B III and Wind Point and their affiliates ("the Purchasers") agreed to purchase 5,277,779 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") at $9.00 per share (the "Transaction") for a total consideration of $47.5 million. The Transaction was consummated on May 4, 1999. Net Proceeds to the Company were approximately $46.7 million.

     Dividends accrued on the Series B Preferred Stock at the rate of 10% per annum from the issue date until November 21, 1999 and are payable in preference to any dividends that may be paid with respect to the Company's Common Stock. Effective November 22, 1999, the Company elected to terminate the accrual of dividends since the Company's stock price exceeded $27.00 per share for 20 consecutive trading days (the "Market Threshold").

                            MGC COMMUNICATIONS, INC.

     The Series B Preferred Stock is convertible into Common Stock at any time at the option of the holder. Initially, the conversion price is $9.00 per share and each share of Series B Preferred Stock is convertible into one share of Common Stock. The conversion price is subject to adjustment as a result of stock splits, stock dividends and certain other issuances of additional stock.

     The Series B Preferred Stock was issued in May 1999 with a beneficial conversion feature totaling $47.5 million measured as the difference between the conversion price of $9.00 per share and the fair value of the underlying common stock at the time of issuance, limited by the total amount of the proceeds of the preferred stock issued. The beneficial conversion feature has been recognized as an increase in additional paid-in capital, with an offsetting decrease in additional paid-in capital.

     After the earlier of May 24, 2000 or the date on which the holders of Series B Preferred Stock exercise their demand registration rights, the Company has the right to require the conversion of the Series B Preferred Stock if the Company's stock price exceeds the Market Threshold referenced above. If the Company requires conversion within three years after closing, no accrued dividends will be paid.

     At each balance sheet date, the Company records a pro rata accretion of the Series B Preferred Stock to its anticipated redemption value. Such accretion is based on the market value of the common stock at the balance sheet date, not to exceed $27.00 per share based on the Market Threshold. For the year ended December 31, 1999, the Company recorded accretion of $6,123,395 related to the Series B Preferred Stock which has been recorded as an increase in redeemable preferred stock with a corresponding decrease in additional paid-in capital.

     The holders of the Series B Preferred Stock have the right to require us to redeem the Series B Preferred Stock after May 4, 2005 or upon sale of the Company. The redemption price will be equal to the greater of (x) $9.00 per share plus accrued and unpaid dividends, or (y) the value of the common stock into which the Series B Preferred Stock is then convertible. If the Company fails to redeem all shares of Series B Preferred Stock, then the holders of the Series B Preferred Stock, along with the holders of the Series C Preferred Stock (as defined below) will have the right to elect a majority of the Company's Board of Directors.

     In November 1999, the Company entered into an agreement with Providence, JK&B III L.P. and their affiliates (the "Purchasers") under which the Purchasers purchased 1,250,000 shares of newly issued Series C Convertible Preferred Stock ("Series C Preferred Stock") at $28.00 per share for a total consideration of $35.0 million. Of the total consideration, $4.9 million was paid by an interest-bearing promissory note which was paid in February 2000. The transaction was consummated on December 30, 1999.

     Dividends accrue on the Series C Preferred Stock at the rate of 10% per annum, are cumulative and are payable in preference to any dividends that may be paid with respect to the Company's Common Stock. No accrued dividends in excess of $2.80 per share will be paid if the Company requires conversion of the Series C Preferred Stock within 30 months of issuance. The Company may require conversion if the Company's stock price exceeds $56.00 for 20 consecutive trading days.

     The Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder. Initially, the conversion price is $28.00 per share and each share of Series C Preferred Stock is convertible into one share of Common Stock. The conversion price is subject to adjustment as a result of stock splits, stock dividends and certain other issuances of additional stock.

     The Series C Preferred Stock was issued in December 1999 with a beneficial conversion feature totaling $25.0 million measured as the difference between the conversion price of $28.00 per share and the fair value of the underlying common stock at the time of issuance. The beneficial conversion feature has been recognized as an increase in addition paid-in capital, with an offsetting decrease in additional paid-in capital.

     At each balance sheet date, the Company records a pro rata accretion of the Series C Preferred Stock to its anticipated redemption value. Such accretion is based on the market value of the common stock at the

                            MGC COMMUNICATIONS, INC.

balance sheet date, not to exceed $56.00 per share based on the Market Threshold. For the year ended December 31, 1999, the Company recorded accretion of $9,623 related to the Series C Preferred Stock which has been recorded as an increase in redeemable preferred stock with a corresponding decrease in additional paid-in capital.

     The holders of the Series C Preferred Stock have the right to require the Company to redeem the Series C Preferred Stock after six years from issuance or upon a sale of the Company. The redemption price will be equal to the greater of
(x) $28.00 per share plus the greater of $2.80 per share or accrued and unpaid dividends, or (y) the value of the Common Stock into which the Series C Preferred Stock is then convertible.

     If the Company fails to redeem all shares of Series C Preferred Stock within six months of the date specified by the holders of the Series C Preferred Stock, then the holders of the Series C Preferred Stock, along with the holders of the Preferred B Stock will have the right to elect a majority of the Company's Board of Directors.

     The Series B Preferred Stock and Series C Preferred Stock will vote along with the Common Stock on an as-converted basis. The holders of the Series B Preferred Stock and Series C Preferred Stock have the right to nominate two or more of the directors depending on the size of the Company's Board of Directors and the percentage of the Company's stock represented by the outstanding Series B Preferred Stock and Series C Preferred Stock. The Series B Preferred Stock and the Series C Preferred Stock also have the right to have their Board representative serve on each committee of the Company's Board and on the Board of each of the Company's subsidiaries.

     On February 11, 2000, the Company completed an additional offering in which 4,140,000 shares of 7.25% Series D Convertible Redeemable Preferred Stock at $50.00 per share were issued for $207.0 million in gross proceeds. Each share of preferred stock is convertible at the option of the holder into .7652 shares of common stock at a conversion price of $65.34 per share, subject to adjustments and expiration of conversion rights in certain circumstances. Quarterly dividends are payable at the Company's option in cash or shares of common stock, beginning May 15, 2000.

(6) STOCK OPTION PLAN

     In June 1996, the Company adopted a stock option plan which allows the Board of Directors to grant incentives to employees in the form of incentive stock options and non-qualified stock options. As of December 31, 1997, the Company had reserved 1,440,000 shares of common stock to be issued under the plan. In March 1998, the Board of Directors approved an additional 1,200,000 shares of common stock to be issued under the plan. In July 1998, the Company filed a registration statement on Form S-8 to register these reserved shares of the Company's common stock under the MGC Communications, Inc. Stock Option Plan (the "Plan").

     In May 1999, the Company's stockholders approved an amendment to the Company's stock option plan under which an additional 2,240,000 shares of common stock were approved to be issued under the plan. In September 1999, the Company filed a registration statement on Form S-8 to register these reserved shares of the Company's common stock under the Plan.

     Under the Plan, substantially all options have been granted to employees at a price equal to the then-current market price, as estimated by management, and vest primarily over a 5-year period with an acceleration provision for certain events or qualified changes in control. All options expire within ten years of the date of grant.

                            MGC COMMUNICATIONS, INC.

     Stock option transactions during 1999, 1998 and 1997 are as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                          NUMBER      EXERCISE
                                                         OF SHARES     PRICE
                                                         ---------    --------
Outstanding at December 31, 1996.......................    781,860     $ 1.35
Granted................................................    274,560     $ 5.78
Canceled...............................................     (3,300)    $ 5.08
                                                         ---------
Outstanding at December 31, 1997.......................  1,053,120     $ 2.50
Granted................................................    865,700     $ 8.48
Exercised..............................................     (7,380)    $ 1.77
Canceled...............................................    (85,240)    $ 5.84
                                                         ---------
Outstanding at December 31, 1998.......................  1,826,200     $ 5.18
Granted................................................  2,436,240     $15.58
Exercised..............................................   (345,700)    $ 4.88
Canceled...............................................   (364,800)    $13.92
                                                         ---------
Outstanding at December 31, 1999.......................  3,551,940     $16.87
                                                         =========
Exercisable at December 31, 1997.......................    165,720     $ 1.47
                                                         =========
Exercisable at December 31, 1998.......................    378,660     $ 2.07
                                                         =========
Exercisable at December 31, 1999.......................    815,073     $ 4.09
                                                         =========

     For options granted during the years ended December 31, 1999 and 1998, the weighted average fair value of options, on the date of grant, estimated using the Black-Scholes option pricing model, was $23.80 and $6.70, respectively, using the following assumptions: dividend yield of 0%; expected option life of
6.5 years; and risk free interest rate at December 31, 1999 and 1998 of 6.54% and 5.06% and an expected volatility of 153.7% and 80.5%, respectively.

     The weighted average fair value of each of the options issued during the year ended December 31, 1997, substantially all of which have been granted at a price equal to the then current market price as estimated by management, was estimated to be $4.03, using an option pricing model with the following assumptions: dividend yield of 0%; expected option life of 6.5 years; and risk free interest rate of 5.06%.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                     WEIGHTED
                                        NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                                      OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
                                      AT DEC. 31,   CONTRACTUAL   EXERCISE   AT DEC. 31,   EXERCISE
      RANGE OF EXERCISE PRICE            1999          LIFE        PRICE        1999        PRICE
      -----------------------         -----------   -----------   --------   -----------   --------
$0.83 to $5.83......................     747,930    8.77 years     $ 2.24      559,260      $ 2.23
$6.03 to $10.00.....................     947,680    9.00 years     $ 7.42      241,273      $ 7.82
$12.50 to $26.00....................     853,180    9.63 years     $21.23       14,540      $25.17
$27.44 to $40.06....................   1,003,150    9.83 years     $33.00           --      $   --
                                       ---------                               -------
$0.83 to $40.06.....................   3,551,940    9.44 years     $16.87      815,073      $ 4.09
                                       =========                               =======

     The Company applied Accounting Principles Board (APB) Opinion No. 25 in accounting for its plan. No compensation expense was recognized for the years ended December 31, 1999, 1998 and 1997. Had the Company determined compensation cost using the fair value based method defined in SFAS No. 123, the

                            MGC COMMUNICATIONS, INC.

Company's loss for the years then ended would have increased by $3,778,000, $565,000 and $7,000, respectively.

(7) LOSS PER SHARE

     SFAS No. 128, "Earnings Per Share," requires the Company to calculate its earnings per share based on basic and diluted earnings per share, as defined. Basic and diluted loss per share for the years ended December 31, 1999, 1998 and 1997 were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock.

     The Company's warrants, preferred stock and stock options granted and issued during 1999, 1998 and 1997, and outstanding as of December 31, 1999, 1998 and 1997, are antidilutive and have been excluded from the diluted loss per share calculation for the years ended December 31, 1999, 1998 and 1997. Had the Company shown the effects of dilution, the warrants, preferred stock and options would have added an additional 5.4 million, 1.8 million and 1.6 million shares to the weighted average shares outstanding for the years ended December 31, 1999, 1998 and 1997, respectively.

(8) INCOME TAXES

     The net deferred tax asset as of December 31, 1999 and 1998 is as follows (in thousands):

                                                           1999        1998
                                                         --------    --------
Deferred Tax Asset
  Net operating loss carry-forward.....................  $ 48,152    $ 17,804
  Start-up expenditures................................       173         164
  Other................................................       928         534
                                                         --------    --------
                                                           49,253      18,502
  Less: valuation allowance............................   (39,906)    (15,517)
                                                         --------    --------
  Net deferred tax asset...............................     9,347       2,985
                                                         --------    --------
Deferred Tax Liability
  Property and equipment...............................     6,405       2,769
  Other................................................     2,942         216
                                                         --------    --------
  Net deferred tax liability...........................     9,347       2,985
                                                         --------    --------
Net....................................................  $     --    $     --
                                                         ========    ========

     SFAS No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not; otherwise, a valuation allowance is applied. At December 31, 1999 and 1998, the Company determined that $39,906,000 and $15,517,000, respectively, of tax benefits did not meet the realization criteria because of the Company's historical operating results. Accordingly, a valuation allowance was applied to reserve against the applicable deferred tax asset.

     At December 31, 1999 and 1998, the Company had net operating loss carry-forwards available for income tax purposes of approximately $133,701,000 and $50,869,000, respectively, which expire principally from 2011 to 2019.

                            MGC COMMUNICATIONS, INC.

(9) COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

     The Company has entered into various leasing agreements for its switching facilities, offices, and office equipment. The facilities which house the Company's headquarters in Las Vegas are owned by an entity principally owned by two of the Company's principal stockholders and directors. Management believes the terms and conditions of this agreement are equal to the terms which would be available from an unaffiliated lessor.

     Future minimum lease obligations in effect as of December 31, 1999 are as follows (in thousands):

Payments during the year ending December 31:
  2000....................................................    $2,353
  2001....................................................     2,291
  2002....................................................     2,150
  2003....................................................     1,588
  2004                                                         1,101
  Thereafter..............................................       248
                                                              ------
                                                              $9,731
                                                              ======

     Rent expense was $1,609,000, $850,000 and $207,000 for the years ended December 31, 1999, 1998 and 1997, respectively, of which $806,000 was paid to a related party during 1999.

PURCHASE COMMITMENTS

     In the ordinary course of business, the Company enters into purchase agreements with its vendors of telecommunications equipment and collocation sites. As of December 31, 1999, the Company had a total for telecommunication vendors of approximately $43.3 million of remaining purchase commitments for purchases of switching equipment and to collocation site providers of approximately $11.9 million of remaining commitments for the build-out of collocation sites.

LITIGATION

     The Company is party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

INTERCONNECTION AGREEMENTS

     The Company has interconnection agreements with five incumbent local exchange carriers. These agreements expire on various dates through July 2000.

     The Company is dependent on the cooperation of the incumbent local exchange carriers to provide access service for the origination and termination of its local and long distance traffic. Historically, charges for these services have made up a significant percentage of the overall cost of providing these services. To the extent the access services of the local exchange carriers are used, the Company and its customers are subject to the quality of service, equipment failures and service interruptions of the local exchange carriers.

(10) RISKS AND UNCERTAINTIES

     Certain rates in the interconnection agreements have been established by the Federal Communications Commission (FCC) and are subject to adjustment upon final negotiations. For the years ended December 31,

                            MGC COMMUNICATIONS, INC.

1999 and 1998, the Company has recorded costs of sales related to the Sprint (Nevada) interconnection agreement at amounts which are management's best estimates of the probable outcome of the final negotiated charges to our accounts. The difference, which totaled approximately $1.1 million and $1.7 million at December 31, 1999 and 1998, respectively has not been recorded in the accompanying consolidated financial statements. Management believes that the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(11) RELATED PARTY TRANSACTION

     In May 1997, the Company entered into an agreement with a company, the owner of which is a former officer and current stockholder of the Company, for the purchase of certain computer software pursuant to which the Company paid the contract price of $600,000 in six equal monthly installments beginning July 1, 1997. In addition, the Company has paid $541,000 and $656,000 during 1999 and 1998, respectively, under such agreement to support and maintain the Company's proprietary management information computer system. Management believes the terms and conditions of this agreement are equal to the terms which would be available from an unaffiliated party.