Form 10-Q
period 2000-03-31
MGC COMMUNICATIONS INC
filed 2000-05-15
CIK 1047960

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

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

                                 (716) 218-6550
                        (Registrant's telephone number)

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


         The number of shares outstanding of the issuer's common stock, as of May 12, 2000:

         Common stock ($.001 par value) .... 35,588,125 shares outstanding

==============================================================================


                            MGC COMMUNICATIONS, INC.

                                     INDEX

==============================================================================


                                                                        Page No.

PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Statements of Operations -- Three months ended
           March 31, 2000 and 1999 (Unaudited)                              3

        Consolidated Balance Sheets -- March 31, 2000 (Unaudited) and
         December 31, 1999                                                  4

        Consolidated Statements of Redeemable Preferred Stock and
         Stockholders' Equity for the period from December 31, 1998
         to March 31, 2000 (Unaudited)                                      5

        Consolidated Statements of Cash Flows -- Three months ended
         March 31, 2000 and 1999 (Unaudited)                                6

        Condensed Notes to Unaudited Interim Consolidated
         Financial Statements                                               7

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              9

Item 3. Quantitative and Qualitative Disclosures About Market Risk         12

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                  12

Item 2. Changes in Securities and Use of Proceeds                          13

Item 3. Defaults Upon Senior Securities                                     *

Item 4. Submission of Matters to a Vote of Security Holder                  *

Item 5. Other information                                                   *

Item 6. Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                 15

-------------------

* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            MGC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                   -------------
                                                               2000           1999
                                                             --------       --------
Operating revenues:
     Telecommunications services                             $ 25,458        $ 8,401

Operating expenses:
     Cost of operating revenues (excluding depreciation)       23,231          8,483
     Selling, general and administrative                       23,140          7,727
     Stock-based compensation expense                           1,576             --
     Depreciation and amortization                              6,761          3,484
                                                             --------       --------
                                                               54,708         19,694
                                                             --------       --------
          Loss from operations                                (29,250)       (11,293)
Other income (expense):
     Gain on sale of investments                                   --            205
     Interest income                                            8,871          1,500
     Interest expense(net of amounts capitalized)              (4,965)        (4,624)
                                                             --------       --------
          Net loss                                            (25,344)       (14,212)
Accretion of preferred stock to redemption value               (3,489)            --
Accrued preferred stock dividend                               (3,007)            --
                                                             --------       --------
Net loss applicable to common stockholders                   $(31,840)      $(14,212)
                                                             ========       ========
Basic and diluted loss per share of
    common stock                                             $  (1.18)      $   (.83)
                                                             ========       ========
Basic and diluted weighted average
    shares outstanding                                     26,938,911     17,204,944
                                                          ===========     ==========


             See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              MARCH 31,       DECEMBER 31,
                                                                                2000              1999
                                                                             -----------        --------
                                       ASSETS                                (UNAUDITED)

Current assets:
  Cash and cash equivalents ..........................................       $   307,769        $  42,979
  Investments available-for-sale .....................................           465,628           61,627
  Restricted investments .............................................            20,534           20,256
  Accounts receivable, less allowance for doubtful
     accounts of $936 and $647 .......................................            14,281           15,299
  Prepaid expenses ...................................................             2,553            1,527
                                                                             -----------        ---------
          Total current assets .......................................           810,765          141,688
Property and equipment, net ..........................................           230,163          191,612
Investments available-for-sale .......................................           122,448           64,464
Deferred financing costs, net of accumulated amortization
 of $2,080 and $1,859 ................................................            11,279            3,920
Other assets .........................................................             1,611              745
                                                                             -----------        ---------
          Total assets ...............................................       $ 1,176,266        $ 402,429
                                                                             ===========        =========
                         LIABILITIES, REDEEMABLE PREFERRED
                           STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ...............................       $       670        $     623
  Accounts payable:
     Trade ...........................................................            22,808           11,788
     Property and equipment ..........................................            36,519           24,955
  Accrued interest ...................................................            10,405            5,200
  Accrued sales tax payable ..........................................             5,447            4,345
  Accrued other expenses .............................................             7,819            5,452
                                                                             -----------        ---------
          Total current liabilities ..................................            83,668           52,363
Senior Secured Notes, net of unamortized discount of $2,588
  and $2,732 .........................................................           157,412          157,268
Senior Notes, net of unamortized discount of $6,767 ..................           243,233               --
Other long-term debt .................................................             3,859            4,044
                                                                             -----------        ---------
          Total liabilities ..........................................           488,172          213,675
                                                                             -----------        ---------
Commitments and contingencies Redeemable preferred stock:
  10% Series B Convertible Preferred Stock, 5,278,000 shares authorized, 5,277,779 issued and outstanding at
    December 31, 1999 ................................................                --           55,363
  10% Series C Convertible Preferred Stock, 1,250,000 shares
    authorized, 1,250,000 issued and outstanding .....................            36,857           34,510
  Note receivable from stockholder for issuance of Series C
    convertible preferred stock ......................................                --           (4,900)
  7.25% Series D Convertible Preferred Stock, 4,140,000 shares
    authorized, 4,140,000 issued and outstanding .....................           202,359               --
 Stockholders' equity:
  Preferred stock, 44,610,000 and 43,472,221 shares authorized
    but unissued .....................................................                --               --
  Common stock, $0.001 par value, 60,000,000 shares
     authorized, 35,507,596 and 23,244,328 shares issued and
     outstanding .....................................................                35               23
  Additional paid-in capital .........................................           596,240          225,300
  Accumulated deficit ................................................          (139,505)        (114,161)
  Less: treasury stock ...............................................               (76)             (76)
  Accumulated other comprehensive income .............................            (1,972)          (1,086)
  Notes receivable from stockholders for issuance of common
     stock ...........................................................            (5,844)          (6,219)
                                                                             -----------        ---------
          Total stockholders' equity .................................           448,878          103,781
                                                                             -----------        ---------
          Total liabilities, redeemable preferred stock and
            stockholders' equity .....................................       $ 1,176,266        $ 402,429
                                                                             ===========        =========

             See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                            MGC COMMUNICATIONS, INC.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                          REDEEMABLE
                                        PREFERRED STOCK            COMMON STOCK     ADDITIONAL               TREASURY STOCK
                                      --------------------      ------------------   PAID-IN    ACCUMULATED  ---------------
                                       SHARES       AMOUNT        SHARES    AMOUNT   CAPITAL      DEFICIT    SHARES   AMOUNT
                                      --------     --------     ----------   -----  ----------  -----------  -------  -------
BALANCE AT DECEMBER 31, 1998                  --      $  --     17,190,428   $ 17   $ 108,991    $(44,392)      --    $ --
Unrealized loss on investments
   available-for-sale..........               --         --             --     --          --          --       --      --
Common stock issued............               --         --      5,027,001      5     118,305          --       --      --
Warrants and options exercised
   for common stock............               --         --        886,039      1       1,678          --       --      --
Common stock issued for note ..               --         --        150,000     --       4,322          --       --      --
Payment on stockholder's note..               --         --             --     --          --          --       --      --
Repurchase of common stock.....               --         --         (9,140)    --          --          --    9,140     (76)
10% Series B Convertible Preferred
  Stock issued for cash........        5,277,779      46,663            --     --          --          --       --      --
10% Series C Convertible Preferred
  Stock issued for cash........        1,250,000      34,500            --     --          --          --       --      --
Preferred stock issued for note               --      (4,900)           --     --          --          --       --      --
Stock-based compensation.......               --         --             --     --         714          --       --      --
Accrued preferred stock dividend              --       2,577            --     --      (2,577)         --       --      --
Value of preferred stock beneficial
  conversion features..........               --         --             --     --     (72,500)         --       --      --
Value of preferred stock beneficial
  conversion features..........               --         --             --     --      72,500          --       --      --
Accretion of preferred stock to
  redemption value...........                 --       6,133            --     --      (6,133)         --       --      --
Net loss.......................               --         --             --     --          --     (69,769)      --      --
                                      ----------     ------     ----------    ---    --------    --------    -----   -----
BALANCE AT DECEMBER 31, 1999           6,527,779    $ 84,973    23,244,328    $23    $225,300   $(114,161)   9,140    $(76)
Unrealized loss on investments
   available-for-sale..........               --         --             --     --          --          --       --      --
Warrants and options exercised
   for common stock............               --         --        529,695      1       1,358          --       --      --
Common stock issued for cash ..               --         --      6,163,709      6     316,728          --       --      --
Payment on stockholder's notes.               --       4,900            --     --          --          --       --      --
7.25% Series D Convertible Preferred
  Stock issued for cash........        4,140,000     200,274            --     --          --          --       --      --
Stock-based compensation.......               --          --            --     --       1,576          --       --      --
Accrued preferred stock dividend              --       3,007            --     --      (3,007)         --       --      --
Accretion of preferred stock to
  redemption value...........                 --       3,489            --     --      (3,489)         --       --      --
Series B Preferred converted to
  Common stock ................       (5,277,779)    (55,154)    5,277,779      5      55,148          --       --      --
Preferred dividends paid in
  Common stock ................               --      (2,626)      292,085     --       2,626          --       --      --
Adjustment to estimated issuance
 costs of series C preferred stock            --         353            --     --          --          --       --      --
Net loss.......................               --          --            --     --          --     (25,344)      --      --
                                      ----------      ------    ----------    ---    --------    --------    -----   -----
BALANCE AT MARCH 31, 2000              5,390,000     239,216    35,507,596    $35    $596,240   $(139,505)   9,140    $(76)
                                      ==========     =======    ==========    ===    ========    ========    =====  ======

                                           NOTES
                                      RECEIVABLE FROM     ACCUMULATED
                                      STOCKHOLDERS FOR       OTHER         TOTAL
                                        ISSUANCE OF      COMPREHENSIVE  STOCKHOLDERS
                                        COMMON STOCK      INCOME (LOSS)     EQUITY
                                       ---------------   -------------  ------------
BALANCE AT DECEMBER 31, 1998             $ (2,173)           $  817       $ 63,260
Unrealized loss on investments
   available-for-sale..........                --            (1,903)        (1,903)
Common stock issued............                --                --        118,310
Warrants and options exercised
   for common stock............                --                --          1,679
Common stock issued for note ..            (4,322)               --             --
Payment on stockholder's note..               200                --            200
Repurchase of common stock.....                76                --             --
10% Series B Convertible Preferred
  Stock issued for cash........                --                --             --
10% Series C Convertible Preferred
  Stock issued for cash........                --                --             --
Preferred stock issued for note                --                --             --
Stock-based compensation.......                --                --            714
Accrued preferred stock dividend               --                --         (2,577)
Value of preferred stock beneficial
  conversion features..........                --                --        (72,500)
Value of preferred stock beneficial
  conversion features..........                --                --         72,500
Accretion of preferred stock to
  redemption value...........                  --                --         (6,133)
Net loss.......................                --                --        (69,769)
                                          -------          --------        -------
BALANCE AT DECEMBER 31, 1999              $(6,219)         $ (1,086)     $ 103,781
Unrealized loss on investments
   available-for-sale..........                --              (886)          (886)
Warrants and options exercised
   for common stock............                --                --          1,359
Common stock issued for cash ..                --                --        316,734
Payment on stockholder's notes.               375                --            375
7.25% Series D Convertible Preferred
  Stock issued for cash........                --                --             --
Stock-based compensation.......                --                --          1,576
Accrued preferred stock dividend               --                --         (3,007)
Accretion of preferred stock to
  redemption value...........                  --                --         (3,489)
Series B Preferred converted to
  Common stock ................                --                --         55,153
Preferred dividends paid in
  Common stock ................                --                --          2,626
Adjustment to estimated issuance
 costs of series C preferred stock             --                --             --
Net loss.......................                --                --        (25,344)
                                          -------          --------        -------
BALANCE AT MARCH 31, 2000                 $(5,844)          $(1,972)      $448,878
                                          =======          ========        =======






          See accompanying notes to consolidated financial statements.

                            MGC COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    ------------------
                                                                      2000      1999
                                                                    --------   -------
Cash flows from operating activities:
  Net loss...........................................               $(25,344) $(14,212)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization....................                  6,761     3,484
    Gain on sale of investments......................                     --      (205)
    Amortization of debt discount....................                    157       144
    Amortization of deferred financing costs.........                    216       207
    Stock based compensation expense.................                  1,576        --
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable, net                 1,018    (2,628)
       Increase in prepaid expenses..................                 (1,026)      (42)
       Increase in other assets......................                   (887)     (307)
       Increase in accounts payable -- trade.........                 11,020     6,819
       Increase in sales tax payable.................                  1,102       163
       Increase in accrued interest and other expenses                 7,572     5,966
                                                                    --------   -------
         Net cash provided by (used in) operating activities           2,165      (611)
                                                                    --------   -------
Cash flows from investing activities:
  Purchase of property and equipment, net of
    payables.........................................                (33,545)  (15,240)
  Decrease in accounts payable-property and equipment                     --   (12,894)
  Purchase of investments available-for-sale, net....               (785,828)       --
  Sale of investments available-for-sale ............                322,957    23,294
  Increase in restricted investments.................                   (278)     (550)
                                                                    --------   -------
         Net cash used in investing activities.......               (496,694)   (5,390)
                                                                    --------   -------
Cash flows from financing activities:
  Proceeds from issuance of Senior Notes.............                243,220        --
  Costs associated with issuance of Senior Notes.....                 (7,575)       --
  Proceeds from issuance of 7.25% Series D Convertible
    Preferred Stock, net of issuance costs...........                200,628        --
  Payments on other long term debt...................                   (321)     (153)
  Proceeds from issuance of common stock ............                318,092       240
  Collection on notes received for preferred and
    common stock ....................................                  5,275        --
                                                                    --------   -------
         Net cash provided by financing activities...                759,319        87
                                                                    --------   -------
         Net increase (decrease) in cash.............                264,790    (5,914)
Cash and cash equivalents at beginning of period.....                 42,979    11,886
                                                                    --------   -------
Cash and cash equivalents at the end of period.......               $307,769    $5,972
                                                                    ========   =======
Supplemental schedule of non-cash investing and financing
activities:
  Increase in property and equipment purchases included
    in accounts/notes payable -- property and equipment.......      $ 11,746    $   --
  Series B preferred stock converted to common stock .........        55,153        --
  Series B preferred stock dividends paid in common stock.....         2,578        --
  Preferred stock dividends accrued...........................         2,957        --
  Accretion of preferred stock to redemption value............         3,489        --
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

         These consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

         The consolidated balance sheet at December 31, 1999 was derived from the audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

(2)  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                   MARCH 31,    DECEMBER 31,
                                                     2000           1999
                                                  -----------   ------------
                                                  (UNAUDITED)

Building and property...........................    $ 5,579       $ 5,518
Switching equipment.............................    168,608       137,492
Leasehold improvements..........................      1,978           870
Computer hardware and software..................      5,408         3,780
Office equipment and vehicles...................      6,889         5,748
                                                    -------       -------
                                                    188,462       153,408

Less accumulated depreciation and
  amortization..................................    (31,907)      (25,237)
                                                    -------       -------
                                                    156,555       128,171

Switching equipment under construction..........     73,608        63,441
                                                    -------       -------
          Net property and equipment............   $230,163      $191,612
                                                   ========      ========

(3)  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

         In the ordinary course of business, the Company enters into purchase agreements with its vendors of telecommunications equipment and collocation sites. As of March 31, 2000 and December 31, 1999, the Company had a total of approximately $127.9 million and $43.3 million, respectively, of remaining purchase commitments to telecommunication vendors for purchases of switching equipment and approximately $58.4 million and $11.9 million of commitments to collocation site providers for the build-out of collocation sites. In April 2000, the company committed to purchase an aircraft for $10.8 million.

(4)  DEBT

         On March 24, 2000 the Company received approximately $235.6 million in net proceeds from the issuance of $250 million of 13% Senior Notes due April 1, 2010. The Notes bear a fixed annual interest rate of 13% which will be paid in cash every six months on April 1 and October 1, commencing October 1, 2000. The Notes are senior unsecured obligations and rank equally with all of the Company's existing and future senior debt and are senior to all of the Company's existing and future subordinate debt. The Notes contain certain repurchase requirements if certain assets are sold and the proceeds are not used as specified in the indenture.

         At any time after April 1, 2005, the Company may, at its option, redeem the Notes, in whole or in part, at a premium declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:


                                      YEAR         PERCENTAGE
                               ------------------  ----------
                               2005..............   106.500
                               2006..............   104.330
                               2007..............   102.166
                               2008 and             100.000
                               thereafter........

         At any time prior to April 1, 2003, the Company may redeem up to 35% of the principal amount of the Notes from the net cash proceeds of an underwritten public offering of the Company's capital stock at a redemption price equal to 113.0% of the principal amount of the notes plus any unpaid or accrued interest.

(5) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

         In February 2000, the Company completed an offering in which 4,140,000 shares of 7.25% Series D Convertible Redeemable Preferred Stock at $50.00 per share were issued for $207.0 million in gross proceeds. Each share of preferred stock is convertible at the option of the holder into .7562 shares of common stock at a conversion price of $65.34 per share, subject to adjustments and expiration of conversion rights in certain circumstances. Quarterly dividends are payable at the Company's option in cash or shares of common stock, beginning May 15, 2000. On April 18, 2000 the Company's board of directors declared a quarterly dividend of $0.95 per share, payable in shares of the Company's common stock on May 15, 2000. The record date for the dividend payment was April 28, 2000.

         In conjunction with the above offering, the Company issued 6,163,709 shares of common stock at $54.00 per share for gross proceeds of $332.8 million. In this offering, existing shareholders sold an additional 29,041 shares of common stock for which the Company did not receive any proceeds.

(6)  SUBSEQUENT EVENT

         In April 2000, the Company entered into a merger agreement to purchase Primary Networks for $145 million. Primary Networks is a provider of data-centric communications services to business and residential customers in the Midwest. The Company will issue 1.4 million shares to Primary Network shareholders, will assume approximately $76 million of liabilities, a portion of which will be swapped for additional high-yield bonds to be issued under the Company's recent high-yield financing indenture discussed above, and will account for this transaction as a purchase. The Company's board of directors approved the agreement between both companies and expects to close the merger in the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We began providing competitive local dialtone services to small business and residential users in December 1996, and in February 1998, began offering long distance services in our existing markets. Currently, we have switches fully operational in Las Vegas, Atlanta, Chicago, southern Florida, and in selected areas of southern California, including Los Angeles and San Diego.

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

         Building and expanding our business has required and will continue to require us to make significant capital expenditures primarily consisting of the costs of purchasing switches and associated equipment, land for switching sites and constructing buildings or improving leased buildings to house our switching and collocation facilities. As part of our "smart build" network strategy, we purchased and installed host switches in each of the its markets while leasing the means of transporting voice and data traffic from these switches to our customers' telephones or other equipment. We believe this facilities-based strategy, while initially increasing the Company's level of capital expenditures and operating losses, will enhance long-term financial performance in comparison to a resale strategy.

         We have experienced operating losses and generated negative EBITDA since inception and expect to continue to generate negative EBITDA for a period of time while we continue to expand our network and develop product offerings and a customer base. We can not assure you that our revenue or customer base will increase or that we will be able to achieve or sustain positive EBITDA.

RESULTS OF OPERATIONS

  QUARTERLY COMPARISON - MARCH 31, 2000 VS. MARCH 31, 1999

         Total operating revenues increased to $25.5 million for the quarter ended March 31,2000 as compared to $8.4 million for the quarter ended March 31, 1999. The 204% increase is a result of the increase in the number of lines in service and increased long distance service revenue. We had 168,786 lines in service at the end of the first quarter as compared to 65,147 lines in service at March 31, 1999, a 159% increase.

         Cost of operating revenues for the quarter ended March 31, 2000 was $23.2 million as compared to $8.5 million for the quarter ended March 31, 1999. The 173% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

         For the quarter ended March 31, 2000, selling, general and administrative expenses totaled $23.1 million, a 200% increase over the $7.7 million for the quarter ended March 31, 1999. The increase is a result of increased costs attributable to the significant expansion of our sales and marketing efforts; delivery of customer service and our continued network and market expansion.

         For the quarter ended March 31, 2000 depreciation and amortization was $6.8 million as compared to $3.5 million for the quarter ended March 31, 1999. This increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

       Gross interest expense for the quarters ended March 31, 2000 and March 31, 1999 totaled $5.9 million and $5.6 million, respectively. The 5% increase was a result of the increased interest expense related to the $250 million debt offering in late March 2000. Interest capitalized for the quarter ended March 31, 2000 decreased to $.9 million as compared to $1.0 million for the quarter ended March 31, 1999. Gross interest expense is primarily attributable to the 13% Senior Secured Notes due 2004 we issued in September 1997.

         Interest income was $8.9 million during the quarter ended March 31, 2000 compared to $1.5 million for the quarter ended March 31, 1999. The 493% increase is a result of the increase in cash and investments since March 31, 1999 provided by the debt and equity offerings.

         We incurred net losses of $25.3 million during first quarter 2000 compared to $14.2 million during the first quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations require substantial capital investment for the purchase of communications equipment and the development and installation of our network. Capital expenditures for the quarter ended March 31, 2000 were $45.3 million. We expect to continue using substantial amounts of our existing capital to fund the purchase of the equipment necessary to continue expanding the network footprint in our existing markets and to develop new products and services.

         On February 7, 2000, we issued 6,163,709 shares of Common Stock at $54.00 per share for a total consideration of $332.8 million. We received net proceeds of approximately $316.6 million from this offering. On February 7, 2000, we also issued 4,140,000 shares of Series D Convertible Preferred Stock at $50.00 per share for a total consideration of $207.0 million. The net proceeds from this offering were approximately $200 million. On March 24, 2000 we received approximately $235.6 million in net proceeds from the issuance of $250 million of 13% Senior Notes due April 1, 2010.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition," that will be effective for our year ending December 31, 2000. The bulletin provides guidance for applying Generally Accepted Accounting Principles to revenue recognition, presentation, and disclosure in financial statements filed with the SEC. We believe that the bulletin will not materially impact our revenue recognition practices.

FORWARD LOOKING STATEMENTS

         Certain statements contained in this Report that state our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We would like to caution the reader these forward-looking statements such as our plans to expand our existing network through collocation, statements regarding development, introduction and acceptance of our products or business, statements regarding our ability to achieve or exceed our goals or reach profitability in the future, statements regarding the adequacy or availability of financing, statements regarding the outcome of regulatory proceeding or litigation or the effect of government regulations or similar statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions. Actual results may differ materially as a result of risks facing us or actual results differing from assumptions underlying such statements. Such risks and assumptions include but are not limited to: our ability to successfully market our existing and proposed services to current and new customers in existing and planned markets; successfully develop commercially viable data and Internet offerings; access markets; install switches and obtain suitable locations for its switches; negotiate and renew suitable interconnect agreements with the ILECs; obtain an acceptable level of cooperation from the ILECs, all in a timely manner, at reasonable cost and on satisfactory terms and conditions, as well as regulatory, competitive, legislative and judicial developments that could materially affect our future results. All forward-looking statements made in this Report are expressly qualified in their entirety by these cautionary statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our long term debt bears fixed interest rates. The fair market value of this debt however, is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         We are party to numerous state and federal administrative proceedings. In these proceedings, we are seeking to define and/or enforce ILEC performance requirements related to:

         -        the cost and provisioning of Unbundled Network Elements
                  ("UNEs");

         -        the establishment of Operations Support Systems;

         -        the allocation of subsidies; and

         -        collocation costs and procedures.

         The outcome of these proceedings will establish the rates and procedures by which we obtain and provide UNEs and could have a material effect on the our operating costs.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         During first quarter 2000, we issued in a registered public offering 65,507 shares of common stock pursuant to the exercise of warrants acquired in a private placement. As the warrants were exercised on a cashless basis, we did not receive any proceeds from the issuance. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. In each instance, the offers and sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instruction have been or will be given to the transfer agent. No underwriter was involved in this transaction and no commissions were paid with respect to the sale of such securities. These issuances of securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

         On February 7, 2000, we issued 6,163,709 shares of Common Stock at $54.00 per share for total consideration of $332.8 million. We received net proceeds of approximately $316.6 million. We intend to use the proceeds to fund further network development.

         On February 7, 2000, we also issued in a registered public offering 4,140,000 shares of Series D Convertible Preferred Stock at $50.00 per share for total consideration of $207.0 million. We received net proceeds of approximately $200 million. We intend to use the proceeds to fund further network development.

         On March 31, 2000, the holders of Series B Convertible Preferred Stock elected to convert their 5,277,779 shares at $9.00 per share, along with $2.6 million in dividends, into 5,569,864 shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit
Number                                            Description of Document
------------------------------------------------------------------------------------------------------------------------------------
2.1       Agreement and Plan of Merger, dated as of April 17, 2000, among Primary Network Holdings, Inc., Mpower Communications
          Corp. and Mpower Merger Sub, Inc. (1)

3.1       Articles of Incorporation and Amendments. (Incorporated by reference to the Company's Registration Statement on
          Form S-4 (file No. 333-38875) previously filed with the Commission).

3.2       By-laws. (Incorporated by reference to the Company's Registration Statement on Form S-4 (file No. 333-38875) previously filed with the Commission).

4.1       Shareholders Agreement among Mpower Communications Corp. and Brian Matthews, Carol Matthews, Charles Wiegert, Welton
          Brison, Tom Hesterman, Richard Phillips, John Alden, EC Primary LLC, Quantum Emerging Growth Partners, C.V. and TGV
          Partners, dated as of April 17, 2000. (1)

4.2       Letter Agreement among Mpower Communications Corp. and EC Primary L.P., Quantum Emerging Growth Partners C.V., Ravich
          Revocable Trust of 1989, The Ravich Children Permanent Trust, U.S. Bancorp Libra, and TGV/Primary Investors LLC, dated as of April 17, 2000. (1)

4.3       Indenture, dated as of March 24, 2000, between MGC Communications, Inc., Mpower Holding Corporation and HSBC Bank
          USA, as trustee. (1)

10.1      Shareholders Agreement among Mpower Communications Corp. and Brian Matthews, Carol Matthews, Charles Wiegert, Welton
          Brison, Tom Hesterman, Richard Phillips, John Alden, EC Primary LLC, Quantum Emerging Growth Partners, C.V. and TGV
          Partners, dated as of April 17, 2000. (1)

23.1      Consent of Arthur Andersen LLP. (1)

23.2      Consent of Ernst & Young LLP. (1)

23.3      Consent of Lionel, Sawyer & Collins. (1)

23.4      Consent of Shearman & Sterling. (1)

23.5      Consent of Milbank, Tweed, Hadley & McCloy, LLP. (1)

23.6      Consent of Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (1)

23.7      Consent of Arthur Andersen LLP. (2)

23.8      Consent of KPMG LLP. (2)

23.9      Consent of Ellis, Funk, Goldberg, Labovitz & Dokson, P.C. (2)

24.1      Power of Attorney. (1)

24.2      Power of Attorney. (3)

27.1      Financial Data Schedule.*

99.1      Form of proxy card for the Special Meeting of stockholders of Primary Network. (1)

99.2      Form of Letter of Transmittal. (1)

99.3      Primary Network's Chairman's letter to stockholders. (1)

99.4      Notice to stockholders of Primary Network. (1)

--------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the Commission on May 10, 2000.

(2) Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Commission on February 8, 2000.

(3) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-91353).

 *   Filed herewith.



(b) On May 4, 2000 the company filed Form 8-K to report financial results for the quarter ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                             MGC COMMUNICATIONS, INC.

Date:  May 15, 2000                     /s/  Maurice J. Gallagher, Jr.
                                             -----------------------------
                                             Maurice J. Gallagher, Jr.
                                             Chairman of the Board

Date:  May 15, 2000                     /s/  Michael R. Daley
                                             -----------------------------
                                             Michael R. Daley
                                             Sr. Vice President
                                             Chief Financial Officer