Form 10-Q
period 2000-06-30
MGC COMMUNICATIONS INC
filed 2000-08-15
CIK 1047960

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000


                         Commission file number 0-24059


                           Mpower Communications Corp.
             (Exact name of registrant as specified in its charter)


         Nevada                                         88-0360042
(State of incorporation)                   (I.R.S. Employer Identification No.)


                               175 Sully's Trail,
                               Pittsford, NY 14534
                    (Address of principal executive offices)

                                 (716) 218-6550
              (Registrant's telephone number, including area code)


   MGC Communications, Inc.: 171 Sully's Trail, Suite 202, Pittsford, NY 14534
                        (Former name and former address)




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


         The number of shares outstanding of the issuer's common stock, as of August 11, 2000:


         Common stock ($.001 par value) .... 37,254,997 shares outstanding

================================================================================


                           MPOWER COMMUNICATIONS CORP.


                                      INDEX
================================================================================


                                                                         Page No.
PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Statements of Operations -- Three and Six months
         ended June 30, 2000 and 1999 (Unaudited)                           3

        Consolidated Balance Sheets -- June 30, 2000 (Unaudited) and
         December 31, 1999                                                  4

        Consolidated Statements of Redeemable Preferred Stock and
         Stockholders' Equity for the period from December 31, 1998
         to June 30, 2000                                                   5

        Consolidated Statements of Cash Flows -- Six months ended
         June 30, 2000 and 1999 (Unaudited)                                 6

        Condensed Notes to Unaudited Interim Consolidated
         Financial Statements                                               7


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10

Item 3. Quantitative and Qualitative Disclosures About Market Risk          12

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                   13

Item 2. Changes in Securities and Use of Proceeds                           13

Item 4. Submission of Matters to a Vote of Security Holders                 13

Item 5. Other information                                                   14

Item 6. Exhibits and Reports on Form 8-K                                    14


SIGNATURES                                                                  16

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          MPOWER COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     June 30,                               June 30,
                                                        --------------------------------        --------------------------------
                                                            2000                1999                2000                1999
                                                        ------------        ------------        ------------        ------------
Operating revenues:
     Telecommunications services                        $     30,918        $     11,485        $     56,376        $     19,886

Operating expenses:
     Cost of operating revenues                               29,367              10,506              52,598              18,989
     Selling, general and administrative                      34,403               9,197              57,543              16,924
     Stock-based compensation expense                            (97)                 --               1,479                  --
     Depreciation and amortization                             8,183               4,182              14,944               7,666
                                                        ------------        ------------        ------------        ------------
                                                              71,856              23,885             126,564              43,579
                                                        ------------        ------------        ------------        ------------
          Loss from operations                               (40,938)            (12,400)            (70,188)            (23,693)
Other income (expense):
     Gain/(Loss) on sale of investments
       available-for-sale                                        (44)                 47                 (44)                252
     Interest income                                          13,311               1,380              22,182               2,880
     Interest expense(net of amounts capitalized)            (13,006)             (4,564)            (17,971)             (9,188)
                                                        ------------        ------------        ------------        ------------
          Net loss before extraordinary item                 (40,677)            (15,537)            (66,021)            (29,749)

Extraordinary item -
     Loss on early retirement of debt                        (19,547)                 --             (19,547)                 --
                                                        ------------        ------------        ------------        ------------
          Net loss                                           (60,224)            (15,537)            (85,568)            (29,749)

Preferred stock dividends                                     (4,624)               (729)             (7,631)               (729)
Value of preferred stock beneficial
      conversion feature                                          --             (47,500)                 --             (47,500)
Accretion of preferred stock to
      redemption value                                        (1,053)             (1,349)             (4,542)             (1,349)
                                                        ------------        ------------        ------------        ------------
Net loss applicable to common stockholders              $    (65,901)       $    (65,115)       $    (97,741)       $    (79,327)
                                                        ============        ============        ============        ============
Basic and diluted loss per share of
    common stock                                        $      (1.84)       $      (3.73)       $      (3.12)       $      (4.57)
                                                        ============        ============        ============        ============
Loss per share applicable to
    extraordinary item                                  $      (0.55)       $         --        $      (0.62)       $         --
                                                        ============        ============        ============        ============
Basic and diluted weighted average
    shares outstanding                                    35,743,748          17,474,941          31,341,330          17,340,688
                                                        ============        ============        ============        ============


              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                           MPOWER COMMUNICATIONS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                       JUNE 30,        DECEMBER 31,
                                                                         2000             1999
                                                                     -----------        ---------
                                                                     (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents ..................................       $   161,392        $  42,979
  Investments available-for-sale .............................           168,067           61,627
  Restricted investments .....................................             3,593           20,256
  Accounts receivable, less allowance for doubtful
     accounts of $3,063 and $647 .............................            19,229           15,299
  Prepaid expenses ...........................................             5,992            1,527
                                                                     -----------        ---------
          Total current assets ...............................           358,273          141,688
Property and equipment, net ..................................           377,060          191,612
Investments available-for-sale ...............................           434,633           64,464
Restricted investments .......................................             2,000               --
Deferred financing costs, net of accumulated amortization
 of $219 and $1,859 ..........................................            10,568            3,920
Goodwill and other intangibles, net of accumulated
  amortization of $130 and $88 ...............................           161,758              182
Other assets .................................................             3,433              563
                                                                     -----------        ---------
          Total assets .......................................       $ 1,347,725        $ 402,429
                                                                     ===========        =========
                         LIABILITIES, REDEEMABLE PREFERRED
                           STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .......................       $     6,365        $     623
  Accounts payable:
     Trade ...................................................            33,197           11,788
     Property and equipment ..................................            49,791           24,955
  Accrued interest ...........................................            14,630            5,200
  Accrued sales tax payable ..................................             5,791            4,345
  Accrued other expenses .....................................            23,578            5,452
                                                                     -----------        ---------
          Total current liabilities ..........................           133,352           52,363
Senior Notes, net of unamortized discount of $14,309
  and $2,732 .................................................           475,710          157,268
Other long-term debt .........................................            17,060            4,044
                                                                     -----------        ---------
          Total liabilities ..................................           626,122          213,675
                                                                     -----------        ---------
Commitments and contingencies
Redeemable preferred stock:
  10% Series B Convertible Preferred Stock, 5,278,000 shares authorized,
    5,277,779 issued and outstanding at
    December 31, 1999 ........................................                --           55,363
  10% Series C Convertible Preferred Stock, 1,250,000 shares
    authorized, 1,250,000 issued and outstanding .............            38,782           34,510
  Note receivable from stockholder for issuance of Series C
    convertible preferred stock ..............................                --           (4,900)
  7.25% Series D Convertible Preferred Stock, 4,140,000 shares
    authorized, 4,140,000 issued and outstanding .............           202,126               --
 Stockholders' equity:
  Preferred stock, 44,610,000 and 43,472,221 shares authorized
    but unissued .............................................                --               --
  Common stock, $0.001 par value, 60,000,000 shares
     authorized, 37,225,520 and 23,244,328 shares issued and
     outstanding .............................................                37               23
  Additional paid-in capital .................................           686,726          225,300
  Accumulated deficit ........................................          (199,729)        (114,161)
  Less: treasury stock .......................................               (76)             (76)
  Notes receivable from stockholders for issuance of common
     stock ...................................................            (5,394)          (6,219)
  Accumulated other comprehensive loss .......................              (869)          (1,086)
                                                                     -----------        ---------
          Total stockholders' equity .........................           480,695          103,781
                                                                     -----------        ---------
          Total liabilities, redeemable preferred stock and
            stockholders' equity .............................       $ 1,347,725        $ 402,429
                                                                     ===========        =========


              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                          MPOWER COMMUNICATIONS CORP.
 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 REDEEMABLE
                                                PREFERRED STOCK                  COMMON STOCK        ADDITIONAL
                                          --------------------------       ----------------------     PAID-IN        ACCUMULATED
                                            SHARES           AMOUNT           SHARES       AMOUNT     CAPITAL          DEFICIT
                                          ----------       ---------       -----------     ------     ---------       ---------
BALANCE AT DECEMBER 31, 1998 .......              --       $      --        17,190,428       $17      $ 108,991       $ (44,392)
Unrealized loss on investments .....              --              --                --        --             --              --
Common stock issued ................              --              --         5,027,001         5        118,305              --
Warrants and options exercised
   for common stock ................              --              --           886,039         1          1,678              --
Common stock issued for note .......              --              --           150,000        --          4,322              --
Payment on stockholder's note ......              --              --                --        --             --              --
Repurchase of common stock .........              --              --            (9,140)       --             --              --
10% Series B Convertible Preferred
  Stock issued for cash ............       5,277,779          46,653                --        --             --              --
10% Series C Convertible Preferred
  Stock issued for cash ............       1,250,000          34,510                --        --             --              --
Preferred stock issued for note ....              --          (4,900)               --        --             --              --
Stock-based compensation ...........              --              --                --        --            714              --
Accrued preferred stock dividend ...              --           2,577                --        --         (2,577)             --
Value of preferred stock beneficial
  conversion features ..............              --              --                --        --        (72,500)             --
Value of preferred stock beneficial
  conversion features ..............              --              --                --        --         72,500              --
Accretion of preferred stock to
  redemption value .................              --           6,133                --        --         (6,133)             --
Net loss ...........................              --              --                --        --             --         (69,769)
                                          ----------       ---------       -----------       ---      ---------       ---------
BALANCE AT DECEMBER 31, 1999 .......       6,527,779       $  84,973        23,244,328       $23      $ 225,300       $(114,161)

Unrealized loss on investments
   available-for-sale ..............              --              --                --        --             --              --
Warrants and options exercised
   for common stock ................              --              --           768,419         2          2,421              --
Common stock issued for cash .......              --              --         6,163,709         6        316,727              --
Payment on stockholder's notes .....              --           4,900                --        --             --              --
7.25% Series D Convertible Preferred
Stock issued for cash ..............       4,140,000         200,575                --        --             --              --
Stock-Based compensation ...........              --              --                --        --          1,479              --
Accrued preferred stock dividend ...              --           7,631                --        --         (7,631)             --
Accretion of preferred stock to
  redemption value .................              --           4,542                --        --         (4,542)             --
Series B Preferred converted to
  Common stock .....................      (5,277,779)        (55,154)        5,277,779         5         55,148              --
Preferred dividends paid in
  Common stock .....................              --          (6,559)          371,447        --          6,559              --
Shares issued for acquisition of
   Primary Network .................              --              --         1,349,838         1         88,640              --
Shares issued in exchange of
   Primary Networks Senior Notes ...              --              --            50,000        --          2,625              --
Net loss ...........................              --              --                --        --             --         (85,568)
                                          ----------       ---------       -----------       ---      ---------       ---------
BALANCE AT JUNE 30, 2000 ...........       5,390,000       $ 240,908        37,225,520       $37      $ 686,726       $(199,729)
                                          ==========       =========       ===========       ===      =========       =========
(Unaudited)


                                                               RECEIVABLE FROM     ACCUMULATED
                                           TREASURY STOCK      STOCKHOLDERS FOR       OTHER               TOTAL
                                          ----------------       ISSUANCE OF      COMPREHENSIVE       STOCKHOLDERS'
                                          SHARES    AMOUNT       COMMON STOCK      INCOME (LOSS)         EQUITY
                                          ------    ------       ------------      -------------         ------
BALANCE AT DECEMBER 31, 1998 .......           --        $ --         $(2,173)        $   817         $  63,260
Unrealized loss on investments .....           --          --              --          (1,903)           (1,903)
Common stock issued ................           --          --              --              --           118,310
Warrants and options exercised
   for common stock ................           --          --              --              --             1,679
Common stock issued for note .......           --          --          (4,322)             --                --
Payment on stockholder's note ......           --          --             200              --               200
Repurchase of common stock .........        9,140         (76)             76              --                --
10% Series B Convertible Preferred
  Stock issued for cash ............           --          --              --              --                --
10% Series C Convertible Preferred
  Stock issued for cash ............           --          --              --              --                --
Preferred stock issued for note ....           --          --              --              --                --
Stock-based compensation ...........           --          --              --              --               714
Accrued preferred stock dividend ...           --          --              --              --            (2,577)
Value of preferred stock beneficial
  conversion features ..............           --          --              --              --           (72,500)
Value of preferred stock beneficial
  conversion features ..............           --          --              --              --            72,500
Accretion of preferred stock to
  redemption value .................           --          --              --              --            (6,133)
Net loss ...........................           --          --              --              --           (69,769)
                                            -----        ----         -------         -------         ---------
BALANCE AT DECEMBER 31, 1999 .......        9,140        $(76)        $(6,219)        $(1,086)        $ 103,781

Unrealized loss on investments
   available-for-sale ..............           --          --              --             217               217
Warrants and options exercised
   for common stock ................           --          --              --              --             2,423
Common stock issued for cash .......           --          --              --              --           316,733
Payment on stockholder's notes .....           --          --             825              --               825
7.25% Series D Convertible Preferred
Stock issued for cash ..............           --          --              --              --                --
Stock-Based compensation ...........           --          --              --              --             1,479
Accrued preferred stock dividend ...           --          --              --              --            (7,631)
Accretion of preferred stock to
  redemption value .................           --          --              --              --            (4,542)
Series B Preferred converted to
  Common stock .....................           --          --              --              --            55,153
Preferred dividends paid in
  Common stock .....................           --          --              --              --             6,559
Shares issued for acquisition of
   Primary Network .................           --          --              --              --            88,641
Shares issued in exchange of
   Primary Networks Senior Notes ...           --          --              --              --            17,775
Net loss ...........................           --          --              --              --           (85,568)
                                            -----        ----         -------         -------         ---------
BALANCE AT JUNE 30, 2000 ...........        9,140        $(76)        $(5,394)        $  (869)        $ 480,695
                                            =====        ====         =======         =======         =========
(Unaudited)


                 See accompanying condensed notes to unaudited interim
                   consolidated financial statements.

                          MPOWER COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             --------------------------
                                                                                2000             1999
                                                                             ---------         --------
Cash flows from operating activities:
  Net loss ..........................................................        $ (85,568)        $(29,749)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ...................................           14,944            7,666
    Loss on early retirement of debt ................................           19,547               --
    Gain on sale of investments available-for-sale ..................               44             (252)
    Amortization of debt discount ...................................              490              288
    Amortization of deferred financing costs ........................              563              411
    Stock based compensation ........................................            1,479               --
    Changes in assets and liabilities:
       Increase in accounts receivable, net .........................           (1,212)          (4,620)
       Increase in prepaid expenses .................................           (1,346)            (162)
       Increase in other assets .....................................           (4,518)            (527)
       Increase in accounts payable - trade .........................           14,511            2,559
       Increase in accrued interest and other expenses ..............            7,199            3,441
                                                                             ---------         --------
         Net cash used in operating activities ......................          (33,867)         (20,945)
                                                                             ---------         --------
Cash flows from investing activities:
  Purchase of property and equipment, net of
    payables ........................................................         (135,992)         (23,938)
  Decrease in accounts payable - property and equipment .............               --          (11,331)
  Purchase of investments available-for-sale ........................         (479,719)            (917)
  Sale of restricted investments ....................................            9,727            9,429
                                                                             ---------         --------
         Net cash used in investing activities ......................         (605,984)         (26,757)
                                                                             ---------         --------
Cash flows from financing activities:
  Proceeds from issuance of Senior Notes ............................          243,220               --
  Costs incurred from issuance of Senior Notes ......................          (10,003)              --
  Proceeds from issuance of Convertible Preferred
    Stock, net of issuance costs ....................................          200,575           46,500
  Payments on other long term debt ..................................             (409)             (98)
  Proceeds from issuance of common stock ............................          319,156              670
  Collection on Notes Receivable for stock ..........................            5,725               --
                                                                             ---------         --------
         Net cash provided by financing activities ..................          758,264           47,072
                                                                             ---------         --------
         Net increase/(decrease) in cash ............................          118,413             (630)
Cash and cash equivalents at beginning of period ....................           42,979           11,886
                                                                             ---------         --------
Cash and cash equivalents at the end of period ......................        $ 161,392         $ 11,256
                                                                             =========         ========

Supplemental schedule of non-cash investing and financing activities:
  Increase in property and equipment purchases included
    in notes payable -- property and equipment ......................        $     484         $     --
                                                                             =========         ========
  Stock issued for acquisition of subsidiary ........................        $  91,266         $     --
                                                                             =========         ========
  Preferred dividends paid in common stock ..........................        $   6,559         $     --
                                                                             =========         ========
  Series B stock converted to common stock ..........................        $  55,154         $     --
                                                                             =========         ========
  Accretion of preferred stock to redemption value ..................        $   4,542         $  1,349
                                                                             =========         ========
  Preferred stock dividends accrued .................................        $   7,631         $     --
                                                                             =========         ========

Other disclosures:
  Cash paid for interest net of amounts capitalized .................        $   3,576         $  9,188
                                                                             =========         ========

                 See accompanying condensed notes to unaudited interim
                   consolidated financial statements.

                          MPOWER COMMUNICATIONS CORP.
     Condensed Notes to Unaudited Interim Consolidated Financial Statements

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of Mpower Communications Corp. (the "Company"), a Nevada corporation, include the accounts of the Company and its wholly-owned subsidiaries, MGC Lease Corporation, Primary Network Holdings, Inc. ("Primary Network"), and MGC LJ.Net, Inc. All significant inter-company balances and transactions have been eliminated.

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

(2) PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):


                                                JUNE 30,       DECEMBER 31,
                                                 2000              1999
                                              ---------         ---------
                                             (UNAUDITED)
Building and property ....................    $   5,664         $   5,518
Switching equipment ......................      230,534           137,492
Leasehold improvements ...................        5,049               870
Computer hardware and software ...........       13,207             3,780
Office equipment and vehicles ............       18,857             5,748
                                              ---------         ---------
                                                273,311           153,408
Less accumulated depreciation and
  amortization ...........................      (46,615)          (25,237)
                                              ---------         ---------
                                                226,696           128,171
Switching equipment under construction....      150,364            63,441
                                              ---------         ---------
          Net property and equipment......    $ 377,060         $ 191,612
                                              =========         =========

(3) COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

         In the ordinary course of business, the Company enters into purchase agreements with its vendors of telecommunications equipment and collocation sites. As of June 30, 2000 and December 31, 1999, the Company had a total of approximately $67.0 million and $43.3 million, respectively, of remaining purchase commitments to telecommunication vendors for purchases of switching equipment and approximately $25.2 million and $11.9 million of remaining commitments to collocation site providers for the build-out of collocation sites.

(4) DEBT

         On March 24, 2000 the Company received approximately $235.6 million in net proceeds from the issuance of $250 million of 13% Senior Notes ("the Senior Notes")due April 1, 2010. The Senior Notes bear a fixed annual interest rate of 13% which will be paid in cash every six months on April 1 and October 1, commencing October 1, 2000. The Senior Notes are unsecured obligations and rank equally with all of the Company's existing and future senior debt and are senior to all of the Company's existing and future subordinated debt. The Senior Notes contain certain repurchase requirements if certain assets are sold and the proceeds are not used as specified in the indenture.

         At any time after April 1, 2005, the Company may, at its option, redeem the Senior Notes, in whole or in part, at a premium declining to par in 2008, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

                 Year                   Percentage
                 ----                   ----------
                 2005 ...........       106.500
                 2006 ...........       104.330
                 2007 ...........       102.166
                 2008 and
                 thereafter .....       100.000

         At any time prior to April 1, 2 003, the Company may redeem up to 35% of the principal amount of the Senior Notes from the net cash proceeds of an underwritten public offering of the Company's capital stock at a redemption price equal to 113.0% of the principal amount of the notes plus any unpaid or accrued interest.

        In June 2000, the Company consummated a private exchange offer and consent solicitation issuing $117,063,000 aggregate principal amount of the Company's 13% Senior Notes due 2010 in exchange for $103,879,372 million aggregate principal of the Company's Senior Secured Notes due 2004. In addition, as a result of consummating the exchange offer and having received the requisite consents from the holders of more than a majority of the outstanding principal amount of the 13% Senior Secured Notes due 2004, a supplemental indenture which eliminates substantially all of the restrictive covenants in the indenture governing the 13% Senior Secured Notes due 2004 has become operative.

        In June 2000, the Company issued an additional $62,400,150 aggregate principal amount of its Senior Notes due 2010 in exchange for $55,607,288 aggregate principal amount of the 12% Senior Subordinated Discount Notes due 2006 of Primary Network assumed by the Company in connection with the acquisition of Primary Network.

        In connection with both of the above issuances of Senior Notes due 2010 the Company incurred a loss on early retirement of debt of $19.5 million which has been reflected as a loss from extraordinary item in these financials statements.

(5) ACQUISITION OF PRIMARY NETWORK

         On June 23, 2000, shareholders approved the purchase of Primary Network for $145 million. Primary Network is a provider of data-centric communications services to business and residential customers in the Midwest. The Company issued 1.4 million shares of its common stock to Primary Network shareholders, assumed approximately $72 million of net debt, $55.6 million of which was exchanged for $62.4 million of the Company's Senior Notes due 2010. These Senior Notes due 2010 are subject to a six month lock-up unless traded at par.

         The Company accounted for this transaction as a purchase and the transaction was effectively recorded as of June 30, 2000 for accounting purposes. The balance sheet of Primary Network as of that date is incorporated in the consolidated financial statements herein. The results of operations of Primary will be included in results of operations for the Company prospectively, effective July 1, 2000.

         The following table sets forth the unaudited pro forma results of operations of the Company for the six months ended June 30, 2000 and 1999, which gives effect to the acquisition of Primary Network as if it occurred on January 1, 1999. The unaudited pro forma results of operations are based on currently available information and on certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results do not purport to present what the Company's results of operations would actually have been if the aforementioned transaction had in fact occurred at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                                 For the Six Months Ended
                                              ------------------------------
(in thousands)                                June 30, 2000    June 30, 1999
                                              -------------    -------------
Revenues                                       $  67,293          $ 23,421
Net loss before extraordinary item              (112,089)          (42,632)
Net loss                                        (131,636)          (42,632)
Net loss applicable to common shareholders      (143,809)          (92,210)
Basic and diluted loss per share of
 common stock                                  $   (4.59)         $  (4.92)
Loss per share applicable from extraordinary
 item                                          $    (.62)             N.A.

(6) SUBSEQUENT EVENTS

        In July 2000, the Company announced a three-for-two stock dividend to common shareholders of record on July 31, 2000 and payable on August 28, 2000 in the form of a stock dividend. Shareholders will be issued one additional share for each two shares of common stock held on the record date. The Company will begin trading on a split-adjusted basis on the trading day following the date the additional shares are issued by the transfer agent.

        On July 7, 2000, the Company commenced an offer to purchase for cash the outstanding 13% Senior Secured Notes Due 2004 that were owned by the holders who were not "qualified institutional buyers," for a maximum cash consideration of not to exceed $10.0 million. This offer to purchase expired on August 7, 2000. Eligible Holders tendered for purchase $5,170,000 in aggregate principal amount of 13% Senior Secured Notes due 2004. The Company will consummate this offer to purchase on August 14, 2000 for a cash payment of approximately $5.5 million.

        On July 17, 2000, the Company declared a regular quarterly dividend on the Company's outstanding Series D Convertible Preferred Stock payable on August 15, 2000 to Series D Convertible Preferred stock holders of record on July 28, 2000, payable in shares of the Company's common stock. The number of common stock to be issued on August 15, 2000 will be _______.

         On July 19, 2000, as required by the terms of the 12% Senior Subordinated Discount Notes due 2006 of Primary Network in the event of a change of control, the Company commenced an offer to purchase for cash $6.2 million aggregate principal amount of 12% Senior Subordinated Discount Notes due 2006 of Primary Network assumed in connection with the acquisition of Primary Network, at a purchase price of 101% of their aggregate principal amount. This offer to purchase expires on August 16, 2000, unless extended and will likely result in a cash payment by the Company of $4.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We began providing competitive local dial-tone services to small business and residential users in December 1996, and in February 1998, began offering long distance services in our existing markets. Currently, we have switches fully operational in Las Vegas, Atlanta, Chicago, southern Florida, and in selected areas of southern California, including Los Angeles and San Diego.

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


RESULTS OF OPERATIONS

    Quarterly Comparison - June 30, 2000 vs. June 30, 1999

         Total operating revenues increased to $30.9 million for the quarter ended June 30, 2000 as compared to $11.5 million for the quarter ended June 30, 1999. The 169% increase is a result of the increase in the number of lines in service and increased long distance service revenue. We had 200,772 lines in service at the end of the second quarter as compared to 89,535 lines in service at June 30, 1999, a 124% increase.

         Cost of operating revenues for the quarter ended June 30, 2000 was $29.4 million as compared to $10.5 million for the quarter ended June 30, 1999. The 180% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

         For the quarter ended June 30, 2000, selling, general and administrative expenses totaled $34.4 million; a 274% increase over the $9.2 million for the quarter ended June 30, 1999. The increase is a result of increased costs attributable to marketing and delivering our service and supporting our continued network expansion. For the quarter ended June 30, 2000 we recorded a net decrease of $0.9 million in stock-based compensation expense due to adjustments from the first quarter expense.

         For the quarter ended June 30, 2000, depreciation and amortization was $8.2 million as compared to $4.2 million for the quarter ended June 30, 1999. This 95% increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

         Gross interest expense for the quarter ended June 30, 2000 totaled $14.8 million compared to $5.7 million for the quarter ended June 30, 1999. Interest capitalized for the quarter ended June 30, 2000 increased to $1.8 million as compared to $1.1 million for the quarter ended June 30, 1999. This increase is due to the increase in switching equipment under construction. Gross interest expense is primarily attributable to the 13% Senior Secured Notes due 2004 we issued in September 1997 and the newly issued 13% Senior Notes due 2010 issued in March and June 2000.

         Interest income was $13.3 million during the quarter ended June 30, 2000 compared to $1.4 million for the quarter ended June 30, 1999. The 850% increase is a result of the increase in cash and investments since June 30, 1999 from debt and equity offerings. Cash and investments have been used to purchase switching equipment, pay interest on the Senior Secured Notes due 2004, and fund operating losses.

         During the quarter ended June 30, 2000, we incurred an extraordinary loss on the early retirement of debt of $19.5 million. We incurred net losses after extraordinary item of $60.2 million during the quarter ended June 30, 2000 and $15.5 million during the quarter ended June 30, 1999.

Six Month Period Ended - June 30, 2000 vs. June 30, 1999

         Total operating revenues increased to $56.4 million for the six months ended June 30, 2000 as compared to $19.9 million for the six months ended June 30, 1999. The 183% increase is a result of the increase in the number of lines in service and increased long distance service revenue.

         Cost of operating revenues for the six months ended June 30, 2000 was $52.6 million as compared to $19.0 million for the quarter ended June 30, 1999. The 177% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

         For the six months ended June 30, 2000, selling, general and administrative expenses totaled $57.5 million; a 240% increase over the $16.9 million for the six months ended June 30, 1999. The increase is a result of increased costs attributable to marketing and delivering our service and supporting our continued network expansion. For the six months ended June 30, 2000, we recorded stock-based compensation expense of $1.5 million.

         For the six months ended June 30, 2000, depreciation and amortization was $14.9 million as compared to $7.7 million for the six months ended June 30, 1999. This 94% increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

         Gross interest expense for the six months ended June 30, 2000 was $20.7 million compared to $11.1 million for the six months ended June 30, 1999. Interest capitalized for the six months ended June 30, 2000 increased to $2.8 million as compared to $1.9 million for the six months ended June 30, 1999. This increase is due to the increase in switching equipment under construction. Gross interest expense is primarily attributable to the 13% Senior Secured Notes due 2004 we issued in September 1997 and the newly issued 13% Senior Notes due 2010 issued in March and June 2000.

         Interest income was $22.2 million for the six months ended June 30, 2000 compared to $2.9 million for the six months ended June 30, 1999. The 666% increase is a result of the increase in cash and investments since June 30, 1999 from debt and equity offerings. Cash and investments have been used to purchase switching equipment, pay interest on the Senior Secured Notes due 2004, and fund operating losses.

         For the six months ended June 30, 2000, we incurred an extraordinary loss on the early retirement of debt of $19.5 million. We incurred net losses after extraordinary item of $85.6 million and $29.7 million for the six months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations require substantial capital investment for the purchase of communications equipment and the development and installation of our network. Capital expenditures for the quarter ended June 30, 2000 were $91.2 million. We expect to continue using substantial amounts of our existing capital to fund the purchase of the equipment necessary to continue expanding the network footprint in our existing markets and to develop new products and services.

         On February 7, 2000, we issued 6,163,709 shares of Common Stock at $54.00 per share for a total consideration of $332.8 million. We received net proceeds of approximately $316.6 million from this offering. On February 7, 200, we also issued 4,140,000 shared of Series D Convertible Preferred Stock at $50.00 per share for a total consideration of $207.0 million. The net proceeds from this offering were approximately $200 million. On March 24, 2000 we received approximatelyh $235.6 million in net proceeds from the issuance of $250 million of 13% Senior Notes due April 1, 2010.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During second quarter 2000, we issued 50,408 shares of our common stock pursuant to the exercise of warrants acquired in a private placement. Because all of the warrants were exercised on a cashless basis, we did not receive any proceeds from the issuance of these shares of common stock. All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. In each instance, the offers and sales were made without any public solicitation; the stock certificates bear restrictive legends; and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in this transaction and no commissions were paid with respect to the sale of such securities. These issuances of securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

         In May 2000, we also issued 79,362 shares of our common stock as a stock dividend declared quarterly by the Board of Directors to the holders of the 7.25% Series D Preferred Stock at the declaration date.

         In June 2000, we issued 1,399,838 shares of our common stock at $52.50 per share for total value of $73.5 million in connection with the stock acquisition of all of the Capital Stock of Primary Network. We received no proceeds from this issuance of common stock

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on Thursday, June 22, 2000. At the meeting Timothy P. Flynn, Mark J. Masiello and Richard W. Miller were elected to serve on our Board of Directors for a three-year term expiring in 2003. Each director received the vote of 33,113,018, or 99.3% of the shares of stock represented by teh proxies at the meeting. Of the shares represented, _____ shares voted against these directors and _____ shares abstained. Maurice
J. Gallagher, Jr., Rolla P. Huff, David Kronfield, Thomas Neustatter and Mark Pelson also continued as directors of the Company after the meeting. Jack L. Hancock resigned as a director at the meeting and was not replaced. The

Board of Directors has determined that the Board shall consist of eight members. At the annual meeting stockholders also approved the following proposals:

         a. The Company's Articles of Incorporation was amended to increase the number of shares of capital stock of the Company from 110,000,000 shares to 250,000,000 shares of capital stock and to correspondingly increase the number of authorized shares of common stock, par value $.001 per share, of the Company from 60,000,000 shares to 200,000,000 shares of common stock. This proposal was approved by the vote of 31,777,158 shares of stock represented at the meeting. Of those shares represented, 1,567,622 shares voted against this proposal and 2,510 abstained;

         b. The Company's Stock Option Plan was amended to increase the number of shares of common stock available for purchase under the Stock Option Plan from 4,640,000 shares to 8,640,000 shares. This proposal was approved by the vote of 22,484,910 shares of stock represented at the meeting. Of those shares represented, 8,829,553 shares voted against this proposal and 6,085 shares abstained;

         c. To approve the amendment of the Company's Articles of Incorporation to officially change the Company's name from MGC Communications, Inc. to Mpower Communications Corp. This proposal was approved by the vote of 33,308,466 shares of stock represented at the meeting. Of those shares represented, 36,509 shares voted against this proposal and 2,315 shares abstained.

ITEM 5. OTHER INFORMATION

         On August 10, 2000, the Company, pursuant to the authority granted by the stockholders at the Annual Meeting, filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of the State of Nevada officially changing the name of the Company to Mpower Communications Corp.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K.


Exhibit
Number          Description of Document
------          -----------------------
3.1      Articles of Incorporation and Amendments of the Company (Incorporated
         by reference to Exhibit 3.1 to the Company's Registration statement on
         Form S-4 (file No. 333-38875) previously filed with the Commission on
         October 28, 1997)

3.1.2    Certificate of Change in Authorized Capital of MGC Communications, Inc.
         (Incorporated by reference to Exhibit 4.9 to the Company's Registration
         Statement on Form S-3 (file No. 333-79863) previously filed with the
         Commission on June 10, 1999)

3.1.3 Certificate of Amendment of the Articles of Incorporation of the Company (2)

3.1.4 Certificate of Amendment of the Articles of Incorporation of the Company *

3.2 By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (file No. 333-49085)
         previously filed with the Commission on April 21, 1998)

4.1      Indenture, dated as of March 24, 2000, between the Company , Mpower and
         HSBC Bank USA, as trustee (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (file No. 333-36672)
         previously filed with the Commission on May 10, 2000)

4.2      Registration Rights Agreement, dated March 24, 2000, by and between the
         Company, Mpower holding Corporation, Bear Stearns & Co. Inc., Salomon
         Smith Barney, Inc., Goldman Sachs & Co., Merrill Lynch Pierce, Fenner
         & Smith Incorporated, and Warburg Dillon Read LLC (1)


[/TABLE]


4.3      Form of Outstanding Note for the registrants' unregistered 13%
         Senior Notes due 2010 (contained in Indenture incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (file No. 333-36672) previously filed with the Commission on
         May 10, 2000)

4.4 Form of Exchange Note for the registrants' registered 13% Senior Notes due 2010(contained in Indenture incorporated by reference to Exhibit
         4.3 to the Company's Registration Statement on Form S-4 (file No.
         333-36672) previously filed with the Commission on May 10, 2000)

4.5      Shareholders Agreement among Mpower Communications Corp. and Brian
         Mathews, Carol Mathews, Charles Wiegert, Welton Brison, Tom Hesterman,
         Richard Phillips, John Alden, EC Primary LLC, Quantum Emerging Growth
         Partners, C.V. and TGV Partners dated as of April 17, 2000
         (Incorporated by reference to Annex C to the Company's Registration
         Statement on Form S-4(file No. 333-36672) previously filed with the Commission on May 10, 2000)

4.6      Letter Agreement among Mpower Communications Corp. and EC Primary ,
         L.P., Quantum Emerging Growth Partners C.V., Ravich Revocable Trust of
         1989, The Ravich Children Permanent Trust, U.S. Bancorp Libra, and
         TGV/Primary Investors LLC, dated as of April 17, 2000 (I Incorporated by reference to Annex D to the Company's Registration Statement on Form
         S-4(file No. 333- 36672) previously filed with the Commission on May
         10, 2000)

4.7      Amended and Restated Certificate of Designation of Series B Convertible
         Preferred Stock of the Company (1)

4.8 Certificate of Designation of Series C Convertible Preferred Stock of the Company (1)

4.9      Certificate of Designation of Series D Convertible Preferred Stock
         (Incorporated by reference to Exhibit 4.12 to the Company's Annual
         Report for the fiscal year ended December 31, 1999 on Form 10-K previously filed with the Commission on March 30, 2000)

10.1     Agreement and Plan of Merger, dated as of April 17, 2000, among Primary
         Network Holdings, Inc., Mpower Communications Corp. and Mpower Merger
         Sub, Inc. (Incorporated by reference to Annex A to the Company's
         Registration Statement on Form S-4 (file No. 333-36672) previously filed with the Commission on May 10, 2000)

23.1     Consent of Arthur Andersen LLP (2)

23.2     Consent of Ernst & Young LLP (2)

23.3     Consent of Shearman Sterling (2)

27.1     Financial Data Schedule

*       Filed herewith.


(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (file No. 333-39884) previously filed with the Commission on June 22, 2000.

(2) Incorporated by reference to the Company's Registration Statement on Form S-4A (file No. 333-39884) previously filed with the Commission on June 25, 2000.

(b) Report on Form 8-K filed by the Company during the quarter ended June 30, 2000:


         (1) On June 28, 2000 the Company filed Form 8-K to report the consummation of the acquisition of Primary Network;

         (2) On June 2, 2000 the Company filed Form 8-K to announce the exchange of Senior Secured Notes due 2004 for Senior Notes due 2010 and the execution of the supplemental indenture eliminating substantially all of the restrictive covenants relating to the Senior Secured Notes due 2004;

         (3) On May 4, 2000 the Company filed Form 8-K to report financial results for the quarter ended March 31, 2000; and

         (4) On April 17, 2000 the Company filed Form 8-K to announce the execution of the Agreement and Plan of Merger relating to the Primary Network acquisition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                             MGC COMMUNICATIONS, INC.

Date:  August 14, 2000                     /s/  Maurice J. Gallagher, Jr.
                                             -----------------------------
                                             Maurice J. Gallagher, Jr.
                                             Chairman of the Board



Date:  August 14, 2000                     /s/  Michael R. Daley
                                             -----------------------------
                                             Michael R. Daley
                                             Sr. Vice President
                                             Chief Financial Officer