Form 10-Q/A
period 2000-06-30
MGC COMMUNICATIONS INC
filed 2000-08-16
CIK 1047960

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

                           MPOWER COMMUNICATIONS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                       JUNE 30,        DECEMBER 31,
                                                                         2000             1999
                                                                     -----------        ---------
                                                                     (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents ..................................       $   161,392        $  42,979
  Investments available-for-sale .............................           168,067           61,627
  Restricted investments .....................................             3,593           20,256
  Accounts receivable, less allowance for doubtful
     accounts of $3,063 and $647 .............................            19,229           15,299
  Prepaid expenses ...........................................             5,992            1,527
                                                                     -----------        ---------
          Total current assets ...............................           358,273          141,688
Property and equipment, net ..................................           377,060          191,612
Investments available-for-sale ...............................           434,633           64,464
Restricted investments .......................................             2,000               --
Deferred financing costs, net of accumulated amortization
 of $219 and $1,859 ..........................................            10,568            3,920
Goodwill and other intangibles, net of accumulated
  amortization of $130 and $88 ...............................           161,758              182
Other assets .................................................             3,433              563
                                                                     -----------        ---------
          Total assets .......................................       $ 1,347,725        $ 402,429
                                                                     ===========        =========
                         LIABILITIES, REDEEMABLE PREFERRED
                           STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .......................       $     6,365        $     623
  Accounts payable:
     Trade ...................................................            33,197           11,788
     Property and equipment ..................................            49,791           24,955
  Accrued interest ...........................................            14,630            5,200
  Accrued sales tax payable ..................................             5,791            4,345
  Accrued other expenses .....................................            23,578            5,452
                                                                     -----------        ---------
          Total current liabilities ..........................           133,352           52,363
Senior Notes, net of unamortized discount of $14,309
  and $2,732 .................................................           475,710          157,268
Other long-term debt .........................................            17,060            4,044
                                                                     -----------        ---------
          Total liabilities ..................................           626,122          213,675
                                                                     -----------        ---------
Commitments and contingencies
Redeemable preferred stock:
  10% Series B Convertible Preferred Stock, 5,278,000 shares authorized,
    5,277,779 issued and outstanding at December 31, 1999.....                --           55,363
  10% Series C Convertible Preferred Stock, 1,250,000 shares
    authorized, 1,250,000 issued and outstanding .............            38,782           34,510
  Note receivable from stockholder for issuance of Series C
    convertible preferred stock ..............................                --           (4,900)
  7.25% Series D Convertible Preferred Stock, 4,140,000 shares
    authorized, 4,140,000 issued and outstanding .............           202,126               --
 Stockholders' equity:
  Preferred stock, 44,610,000 and 43,472,000 shares authorized
    but unissued .............................................                --               --
  Common stock, $0.001 par value, 200,000,000 shares
     authorized, 37,225,520 and 23,244,328 shares issued and
     outstanding .............................................                37               23
  Additional paid-in capital .................................           686,726          225,300
  Accumulated deficit ........................................          (199,729)        (114,161)
  Less: treasury stock .......................................               (76)             (76)
  Notes receivable from stockholders for issuance of common
     stock ...................................................            (5,394)          (6,219)
  Accumulated other comprehensive loss .......................              (869)          (1,086)
                                                                     -----------        ---------
          Total stockholders' equity .........................           480,695          103,781
                                                                     -----------        ---------
          Total liabilities, redeemable preferred stock and
            stockholders' equity .............................       $ 1,347,725        $ 402,429
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

                          MPOWER COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             --------------------------
                                                                                2000             1999
                                                                             ---------         --------
Cash flows from operating activities:
  Net loss ..........................................................        $ (85,568)        $(29,749)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ...................................           14,944            7,666
    Loss on early retirement of debt ................................           19,547               --
    Gain on sale of investments available-for-sale ..................               44             (252)
    Amortization of debt discount ...................................              490              288
    Amortization of deferred financing costs ........................              563              411
    Stock based compensation ........................................            1,479               --
    Changes in assets and liabilities:
       Increase in accounts receivable, net .........................           (1,212)          (4,620)
       Increase in prepaid expenses .................................           (1,346)            (162)
       Increase in other assets .....................................           (4,518)            (527)
       Increase in accounts payable - trade .........................           14,511            2,559
       Increase in accrued interest and other expenses ..............            7,199            3,441
                                                                             ---------         --------
         Net cash used in operating activities ......................          (33,867)         (20,945)
                                                                             ---------         --------
Cash flows from investing activities:
  Purchase of property and equipment, net of
    payables ........................................................         (135,992)         (23,938)
  Decrease in accounts payable - property and equipment .............               --          (11,331)
  Purchase of investments available-for-sale ........................         (479,719)            (917)
  Sale of restricted investments ....................................            9,727            9,429
                                                                             ---------         --------
         Net cash used in investing activities ......................         (605,984)         (26,757)
                                                                             ---------         --------
Cash flows from financing activities:
  Proceeds from issuance of Senior Notes ............................          243,220               --
  Costs incurred from issuance of Senior Notes ......................           (9,995)              --
  Proceeds from issuance of Convertible Preferred
    Stock, net of issuance costs ....................................          200,575           46,500
  Payments on other long term debt ..................................             (409)             (98)
  Proceeds from issuance of common stock ............................          319,148              670
  Collection on Notes Receivable for stock ..........................            5,725               --
                                                                             ---------         --------
         Net cash provided by financing activities ..................          758,264           47,072
                                                                             ---------         --------
         Net increase/(decrease) in cash ............................          118,413             (630)
Cash and cash equivalents at beginning of period ....................           42,979           11,886
                                                                             ---------         --------
Cash and cash equivalents at the end of period ......................        $ 161,392         $ 11,256
                                                                             =========         ========

Supplemental schedule of non-cash investing and financing activities:
  Increase in property and equipment purchases included
    in notes payable -- property and equipment ......................        $     484         $     --
                                                                             =========         ========
  Stock issued for acquisition of subsidiary ........................        $  91,266         $     --
                                                                             =========         ========
  Preferred dividends paid in common stock ..........................        $   6,559         $     --
                                                                             =========         ========
  Series B stock converted to common stock ..........................        $  55,153         $     --
                                                                             =========         ========
  Accretion of preferred stock to redemption value ..................        $   4,542         $  1,349
                                                                             =========         ========
  Preferred stock dividends accrued .................................        $   7,631         $     --
                                                                             =========         ========

Other disclosures:
  Cash paid for interest net of amounts capitalized .................        $   3,576         $  9,188
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

        In connection with both of the above issuances of Senior Notes due 2010 the Company incurred a loss on early retirement of debt of $19.5 million which has been reflected as a loss from extraordinary item in these consolidated financial statements.

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

                                                 For the Six Months Ended
                                              ------------------------------
(in thousands)                                June 30, 2000    June 30, 1999
                                              -------------    -------------
Revenues                                       $  67,293          $ 23,421
Net loss before extraordinary item              (112,089)          (42,632)
Net loss                                        (131,636)          (42,632)
Net loss applicable to common shareholders      (143,809)          (92,210)
Basic and diluted loss per share of
 common stock                                  $   (4.59)         $  (4.92)
Loss per share applicable from extraordinary
 item                                          $   (0.62)             N/A

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

        On July 7, 2000, the Company commenced an offer to purchase for cash the outstanding 13% Senior Secured Notes Due 2004 owned by the holders who were not "qualified institutional buyers," for a maximum cash consideration not to exceed $10.0 million. This offer to purchase expired on August 7, 2000.
Eligible Holders tendered for purchase approximately $5.2 million in aggregate principal amount of 13% Senior Secured Notes due 2004. The Company consummated this offer to purchase on August 14, 2000 for a cash payment of approximately $5.7 million.

        On July 17, 2000, the Company declared a regular quarterly dividend on the Company's outstanding Series D Convertible Preferred Stock payable
August 15, 2000 to Series D Convertible Preferred stock holders of record on July 28, 2000, payable in shares of the Company's common stock. The number of shares of common stock issued on August 15, 2000 was 91,051.

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

         In June 2000, we issued 1,399,838 shares of our common stock at $52.50 per share for total value of $73.5 million in connection with the stock acquisition of all of the capital stock of Primary Network. We received no proceeds from this issuance of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on Thursday, June 22, 2000. At the meeting Timothy P. Flynn, Mark J. Masiello and Richard W. Miller were elected to serve on our Board of Directors for a three-year term expiring in 2003. Each director received the vote of 33,113,018, or 99.3% of the shares of stock represented by proxy at the meeting. Maurice J. Gallagher, Jr., Rolla P. Huff, David Kronfield, Thomas Neustatter and Mark Pelson also continued as directors of the Company after the meeting. Jack L. Hancock resigned as a director at the meeting and was not replaced. The

Board of Directors has determined that the Board shall consist of eight members. At the annual meeting stockholders also approved the following proposals:

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

4.2      Registration Rights Agreement, dated March 24, 2000, by and between the
         Company, Mpower Holding Corporation, Bear Stearns & Co. Inc., Salomon
         Smith Barney, Inc., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner
         & Smith Incorporated, and Warburg Dillon Read LLC (1)




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

27.1     Financial Data Schedule*

*       Filed herewith.


(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (file No. 333-39884) previously filed with the Commission on June 22, 2000.

(2) Incorporated by reference to the Company's Registration Statement on Form S-4A (file No. 333-39884) previously filed with the Commission on June 25, 2000.

(b) Reports on Form 8-K filed by the Company during the quarter ended June 30, 2000:


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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MPOWER COMMUNICATIONS CORP.

Date:  August 16, 2000                     /s/  Maurice J. Gallagher, Jr.
                                             -----------------------------
                                             Maurice J. Gallagher, Jr.
                                             Chairman of the Board



Date:  August 16, 2000                     /s/ Frank C. Szabo
                                             -----------------------------
                                             Frank C. Szabo
                                             Vice President and
                                             Comptroller