Form 10-Q
period 2000-09-30
MPOWER COMMUNICATIONS CORP
filed 2000-11-14
CIK 1047960

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-24059



                           MPOWER COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)

             NEVADA                                      88-0360042
    (State of incorporation)                (I.R.S. Employer Identification No.)

                          175 SULLY'S TRAIL, SUITE 300
                               PITTSFORD, NY 14534
                    (Address of principal executive offices)

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

YES [X] NO [ ]

         The number of shares outstanding of the issuer's common stock, as of November 13, 2000:

  Common stock (par value $0.001 per share) .... 56,096,918 shares outstanding

                           MPOWER COMMUNICATIONS CORP.

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------
PART I--    FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Statements of Operations -- Three and Nine months ended September 30, 2000
            and 1999 (Unaudited)..................................................................................     3

            Consolidated Balance Sheets -- September 30, 2000 (Unaudited) and December 31, 1999...................     4

            Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity for
            the period from December 31, 1998 to September 30, 2000 (Unaudited)...................................     5

            Consolidated Statements of Cash Flows -- Nine months ended September 30, 2000
            and 1999 (Unaudited)..................................................................................     7

            Condensed Notes to Unaudited Interim Consolidated Financial Statements................................     8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.................    12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk............................................    15

PART II--   OTHER INFORMATION

Item 1.     Legal Proceedings.....................................................................................    16

Item 2.     Changes in Securities and Use of Proceeds.............................................................    16

Item 4.     Submission of Matters to a Vote of Security Holders...................................................    16

Item 6.     Exhibits and Reports on Form 8-K......................................................................    16

SIGNATURES  ......................................................................................................    18

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                           MPOWER COMMUNICATIONS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                   SEPTEMBER  30,                          SEPTEMBER  30,
                                                                   --------------                          --------------
                                                              2000                  1999              2000                 1999
                                                              ----                  ----              ----                 ----

Operating revenues:
   Telecommunications services....................     $         45,905     $         15,036    $       102,281      $       34,922
Operating expenses:
   Cost of operating revenues.....................               41,434               12,460             94,032              31,449
   Selling, general and administrative............               53,882               10,544            111,425              27,469
   Stock-based compensation expense...............                  933                   --              2,412                  --
   Non-recurring network optimization cost........               12,000                   --             12,000                  --
   Depreciation and amortization..................               17,059                4,740             32,003              12,406
                                                       ----------------     ----------------    ---------------      --------------
                                                                125,308               27,744            251,872              71,324
                                                       ----------------     ----------------    ---------------      --------------
       Loss from operations.......................              (79,403)             (12,708)          (149,591)            (36,402)
Other income (expense):
   Gain on sale of assets.........................                   93                   --                 49                 252
   Interest income................................               10,730                2,348             32,912               5,228
   Interest expense (net of amounts capitalized)..              (14,957)              (4,635)           (32,928)            (13,822)
                                                       ----------------     ----------------    ---------------      --------------
       Net loss before extraordinary item.........              (83,537)             (14,995)          (149,558)            (44,744)
Extraordinary item -
    Loss on early retirement of debt..............                   --                   --            (19,547)                 --
                                                       ----------------     ----------------    ---------------      --------------
       Net loss...................................              (83,537)             (14,995)          (169,105)            (44,744)
Preferred stock dividends.........................               (4,644)              (1,197)           (12,275)             (1,926)
Value of preferred stock beneficial
   conversion feature.............................                   --                   --                 --             (47,500)
Accretion of preferred stock to
   redemption value...............................               (1,095)              (1,440)            (5,637)             (2,789)
                                                       ----------------     ----------------    ---------------      --------------
Net loss applicable to common stockholders........     $        (89,276)    $        (17,632)   $      (187,017)     $      (96,959)
                                                       ================     ================    ===============      ==============
Basic and diluted loss per share of common
   stock   .......................................     $          (1.60)    $          (0.55)   $         (3.74)     $        (3.46)
                                                       =================    ================    ===============      ==============
Loss per share applicable to
   extraordinary item.............................     $             --     $             --    $         (0.39)     $           --
                                                       ==================   ================    ===============      ==============
Basic and diluted weighted average
   shares outstanding.............................           55,924,565           31,923,914         50,004,222          28,005,968
                                                       ================     ================    ===============      ==============

       See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER COMMUNICATIONS CORP.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                   SEPTEMBER  30,       DECEMBER 31,
                                                                                                       2000                 1999
                                                                                                       ----                 ----
                                                                                                    (UNAUDITED)

                                                                     ASSETS
Current assets:
   Cash and cash equivalents ...........................................................     $          55,955   $           42,979
   Investments available-for-sale ......................................................               120,170               61,627
   Restricted investments ..............................................................                 3,311               20,256
   Accounts receivable, less allowance for doubtful accounts of $3,366 and $647.........                32,428               15,299
   Prepaid expenses ....................................................................                 5,116                1,527
                                                                                             -----------------   ------------------
           Total current assets ........................................................               216,980              141,688
Property and equipment, net ............................................................               423,899              191,612
Investments available-for-sale .........................................................               439,926               64,464
Restricted investments .................................................................                 2,072                   --
Deferred financing costs, net of accumulated amortization of $561 and $1,859 ...........                10,922                3,920
Goodwill and other intangibles, net of accumulated amortization of $4,136 and $88 ......               141,482                  182
Other assets ...........................................................................                 5,007                  563
                                                                                             -----------------   ------------------
       Total assets ....................................................................     $       1,240,288   $          402,429
                                                                                             =================   ==================

                                                     LIABILITIES, REDEEMABLE PREFERRED
                                                       STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and capital lease obligations ..................     $           7,649   $              623
   Accounts payable:
       Trade ...........................................................................                30,643               11,788
       Property and equipment ..........................................................                26,338               24,955
   Accrued interest ....................................................................                32,312                5,200
   Accrued sales tax payable ...........................................................                 5,498                4,345
   Accrued other expenses ..............................................................                23,938                5,452
                                                                                             -----------------   ------------------
       Total current liabilities .......................................................               126,378               52,363
       Senior Notes, net of unamortized discount of $24,588 and $2,732 .................               466,368              157,268
Other long-term debt and capital lease obligations......................................                17,356                4,044
                                                                                             -----------------   ------------------
           Total liabilities ...........................................................               610,102              213,675
                                                                                             -----------------   ------------------
Commitments and contingencies
Redeemable preferred stock:
   10% Series B Convertible Preferred Stock, 5,278,000 shares
       authorized, 5,277,779 issued and outstanding at December 31, 1999................                    --               55,363
   10% Series C Convertible Preferred Stock, 1,250,000 shares
       authorized, 1,250,000 issued and outstanding ....................................                40,769               34,510
   Note receivable from stockholder for issuance of Series C convertible preferred stock                    --               (4,900)
   7.25% Series D Convertible Preferred Stock, 4,140,000 shares
       authorized, 4,140,000 issued and outstanding  at September 30, 2000..............               202,126                   --
Stockholders' equity:
   Preferred stock, 44,610,000 and 43,472,000 shares authorized but unissued ...........                    --                   --
   Common stock, $0.001 par value, 300,000,000 shares
       authorized 56,079,968 and 34,866,492 shares issued and outstanding ..............                    56                   35
Additional paid-in capital .............................................................               672,997              225,288
Accumulated deficit ....................................................................              (283,266)            (114,161)
Less: treasury stock ...................................................................                   (76)                 (76)
Notes receivable from stockholders for issuance of common stock ........................                (5,394)              (6,219)
Accumulated other comprehensive income(loss) ...........................................                 2,974               (1,086)
                                                                                             -----------------   ------------------
           Total stockholders' equity ..................................................               387,291              103,781
                                                                                             -----------------   ------------------
           Total liabilities, redeemable preferred stock and stockholders' equity ......     $       1,240,288   $          402,429
                                                                                             =================   ==================

       See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER COMMUNICATIONS CORP.
 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     REDEEMABLE
                                                   PREFERRED STOCK              COMMON STOCK
                                                   ---------------              ------------           ADDITIONAL
                                                                                                         PAID-IN        ACCUMULATED
                                            SHARES              AMOUNT     SHARES          AMOUNT        CAPITAL          DEFICIT
                                            ------              ------     ------          ------        -------          -------

BALANCE AT DECEMBER 31, 1998..........              --    $        --    25,785,642      $   26     $  108,982      $     (44,392)
Unrealized loss on investments
  available-for-sale..................              --             --            --          --             --                 --
Common stock issued ..................              --             --     7,540,502           8        118,302                 --
Warrants and options exercised
   for common stock ..................              --             --     1,329,058           1          1,678                 --
Common stock issued for note .........              --             --       225,000          --          4,322                 --
Payment on stockholder's note ........              --             --            --          --             --                 --
Repurchase of common stock ...........              --             --       (13,710)         --             --                 --
10% Series B Convertible Preferred
   Stock issued for cash .............       5,277,779         46,653            --          --             --                 --
10% Series C Convertible Preferred
   Stock issued for cash .............       1,250,000         34,510            --          --             --                 --
Preferred stock issued for note ......              --         (4,900)           --          --             --                 --
Stock-based compensation .............              --             --            --          --            714                 --
Accrued  preferred stock dividend ....              --          2,577            --          --         (2,577)                --
Value of  preferred stock beneficial
   conversion features ...............              --             --            --          --        (72,500)                --
Value of preferred stock beneficial
   conversion features ...............              --             --            --          --         72,500                 --
Accretion of preferred stock to
   redemption value ..................              --          6,133            --          --         (6,133)                --
Net loss .............................              --             --            --          --             --            (69,769)
                                            -----------   ------------  ------------     -------    ----------      -------------
BALANCE AT DECEMBER 31, 1999..........       6,527,779    $    84,973    34,866,492      $   35     $  225,288      $    (114,161)
Unrealized gain on investments
   available-for-sale ................              --             --            --          --             --                 --
Warrants and options exercised
   for common stock ..................              --             --     1,257,775           1          2,852                 --
Common stock issued for cash .........              --             --     9,245,564           9        316,724                 --
Payment on stockholder's notes .......              --          4,900            --          --             --                 --
7.25% Series D Convertible Preferred
   Stock issued for cash .............       4,140,000        200,575            --          --             --                 --
Stock-based compensation .............              --             --            --          --          2,412                 --
Accrued  preferred stock dividend ....              --         12,275            --          --        (12,275)                --
Accretion of preferred stock to
   redemption value ..................              --          5,637            --          --         (5,637)                --
Series B Preferred converted to
   Common stock ......................      (5,277,779)       (55,154)    7,916,668           8         55,145                 --
Preferred dividends paid in
   Common stock ......................              --        (10,311)      693,712           1         10,310                 --
Shares issued for acquisition of
   Primary Network ...................              --             --     2,024,757           2         70,382                 --
Options and warrants issued for acquisition
   of Primary Network ................              --             --            --          --          5,171                 --
Shares issued in exchange of
   Primary Networks Senior Notes .....              --             --        75,000          --          2,625                 --
Net loss .............................              --             --            --          --             --           (169,105)
                                            -----------   ------------  ------------     -------    ----------      -------------
BALANCE AT SEPTEMBER 30, 2000.........       5,390,000    $   242,895    56,079,968      $   56     $  672,997      $    (283,266)
(Unaudited)                                 ==========    ===========   ===========      ======     ==========      =============


================================================================================


                                                                                   RECEIVABLE FROM     ACCUMULATED
                                                              TREASURY STOCK      STOCKHOLDERS FOR        OTHER            TOTAL
                                                              --------------         ISSUANCE OF      COMPREHENSIVE    STOCKHOLDERS'
                                                         SHARES          AMOUNT     COMMON STOCK      INCOME (LOSS)       EQUITY
                                                         ------          ------     ------------      -------------       ------

BALANCE AT DECEMBER 31, 1998........................           --      $       --     $   (2,173)    $      817       $    63,260
Unrealized loss on investments available-for-sale...           --              --             --         (1,903)           (1,903)
Common stock issued ................................           --              --             --             --           118,310
Warrants and options exercised
   for common stock ................................           --              --             --             --             1,679
Common stock issued for note .......................           --              --         (4,322)            --                --
Payment on stockholder's note ......................           --              --            200             --               200
Repurchase of common stock .........................       13,710             (76)            76             --                --
10% Series B Convertible Preferred
   Stock issued for cash ...........................           --              --             --             --                --
10% Series C Convertible Preferred
   Stock issued for cash ...........................           --              --             --             --                --
Preferred stock issued for note ....................           --              --             --             --                --
Stock-based compensation ...........................           --              --             --             --               714
Accrued preferred stock dividend ...................           --              --             --             --            (2,577)
Value of preferred stock beneficial
   conversion features .............................           --              --             --             --           (72,500)
Value of preferred stock beneficial
   conversion features .............................           --              --             --             --            72,500
Accretion of preferred stock to
    redemption value ...............................           --              --             --             --            (6,133)
Net loss ...........................................           --              --             --             --           (69,769)
                                                         --------      ----------     ----------     ----------       -----------
BALANCE AT DECEMBER 31, 1999 .......................       13,710      $      (76)    $   (6,219)    $   (1,086)      $   103,781
Unrealized gain on investments
   available-for-sale ..............................           --              --             --          4,060             4,060
Warrants and options exercised for common stock ....           --              --             --             --             2,853
Common stock issued for cash .......................           --              --             --             --           316,733
Payment on stockholder's notes .....................           --              --            825             --               825
7.25% Series D Convertible Preferred
    Stock issued for cash ..........................           --              --             --             --                --
Stock-based compensation ...........................           --              --             --             --             2,412
Accrued  preferred stock dividend ..................           --              --             --             --           (12,275)
Accretion of preferred stock to redemption value ...           --              --             --             --            (5,637)
Series B Preferred converted to
    Common stock ...................................           --              --             --             --            55,153
Preferred dividends paid in Common stock ...........           --              --             --             --            10,311
Shares issued for acquisition of
   Primary Network .................................           --              --             --             --            70,384
Options and warrants  issued for acquisition of
   of Primary Network ..............................           --              --             --             --             5,171
Shares issued in exchange of Primary Networks
   Senior Notes ....................................           --              --             --             --             2,625
Net loss ...........................................           --              --             --             --          (169,105)
                                                         --------      ----------     ----------     ----------       -----------
BALANCE AT SEPTEMBER 30, 2000 ......................       13,710      $      (76)    $   (5,394)    $    2,974       $   387,291
(Unaudited)                                              ========      ==========     ==========     ==========       ===========


       See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                              -------------
                                                                                                        2000                 1999
                                                                                                        ----                 ----
Cash flows from operating activities:
    Net loss.............................................................................      $      (169,105)     $       (44,744)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ....................................................               32,003               12,406
       Loss on early retirement of debt .................................................               19,547                   --
       Non-recurring network optimizations cost .........................................               12,000                   --
       Gain on sale of assets ...........................................................                  (49)                (252)
       Amortization of debt discount ....................................................                  757                  432
       Amortization of deferred debt financing costs ....................................                  904                  621
       Stock-based compensation .........................................................                2,412                   --
       Changes in assets and liabilities:
            Increase in accounts receivable, net ........................................              (14,411)              (9,785)
            Increase in prepaid expenses ................................................                 (470)                (391)
            Increase in other assets ....................................................               (6,092)                (403)
            Increase in accounts payable - trade ........................................               11,891                3,598
            Increase in accrued interest and other expenses .............................               27,506                9,292
                                                                                               ---------------      ---------------
              Net cash used in operating activities .....................................              (83,107)             (29,226)
                                                                                               ---------------      ---------------
Cash flows from investing activities:
    Purchase of property and equipment, net of payables..................................             (228,177)             (46,888)
    Decrease in accounts payable - property and equipment ...............................                   --               (3,301)
    Purchase of investments available-for-sale, net .....................................             (432,902)             (13,599)
    Net cash paid for acquisition of subsidiary .........................................              (13,088)                  --
    Sale of restricted investments ......................................................                9,566                9,004
                                                                                               ---------------      ---------------
              Net cash used in investing activities .....................................             (664,601)             (54,784)
                                                                                               ---------------      ---------------
Cash flows from financing activities:
    Proceeds from issuance of Senior Notes ..............................................              243,220                   --
    Costs associated with issuance of Senior Notes ......................................               (6,526)                  --
    Proceeds from issuance of Convertible Preferred
       Stock, net of issuance costs .....................................................              200,575               46,663
    Payments on other long-term debt ....................................................               (1,896)                (296)
    Payments received on stockholder's notes ............................................                5,725                   11
    Proceeds from issuance of common stock ............................................                319,586              118,970
                                                                                               ---------------      ---------------
              Net cash provided by financing activities .................................              760,684              165,348
                                                                                               ---------------      ---------------
              Net increase in cash ......................................................               12,976               81,338
Cash and cash equivalents at beginning of period ........................................               42,979               11,886
                                                                                               ---------------      ---------------
Cash and cash equivalents at the end of period...........................................      $        55,955      $        93,224
                                                                                               ===============      ===============
Supplemental schedule of non-cash investing and financing activities:
    Increase in property and equipment purchases included in accounts/notes payable --
       property and equipment ...........................................................      $         1,383      $           247
                                                                                               ===============      ===============
    Stock repurchased from notes payable ................................................      $           --       $            76
                                                                                               ===============      ===============
    Preferred dividends paid in common stock ............................................      $        10,311      $            --
                                                                                               ===============      ===============
    Series B stock converted to common stock ............................................      $        55,153      $            --
                                                                                               ===============      ===============
    Accretion of preferred stock to redemption value ....................................      $         5,637      $            --
                                                                                               ===============      ===============
    Options and warrants issued for acquisition of subsidiary ...........................      $         5,171      $            --
                                                                                               ===============      ===============
    Shares issued in exchange of Primary Network Senior Notes ...........................      $         2,625      $            --
                                                                                               ===============      ===============
    Preferred stock dividends accrued ...................................................      $        12,275      $         1,926
                                                                                               ===============      ===============
Other disclosures:
    Cash paid for interest net of amounts capitalized ...................................      $         5,816      $         7,570
                                                                                               ===============      ===============

              See accompanying condensed notes to unaudited interim
                       consolidated financial statements.

                           MPOWER COMMUNICATIONS CORP.
     CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

           The accompanying unaudited interim consolidated financial statements of Mpower Communications Corp. (the "Company"), a Nevada corporation, include the accounts of the Company and its wholly-owned subsidiaries, Mpower Holding Corp., MGC Lease Corporation, Primary Network Holdings, Inc. ("Primary Network"), and MGC LJ.Net, Inc. All significant inter-company balances and transactions have been eliminated.

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

(2) PROPERTY AND EQUIPMENT

           Property and equipment consist of the following (in thousands):

                                                                      SEPTEMBER  30,          DECEMBER 31,
                                                                          2000                   1999
                                                                          ----                   ----
                                                                      (UNAUDITED)

Building and property .........................................   $            5,710      $            5,518
Switching equipment ...........................................              268,617                 137,492
Leasehold improvements ........................................                4,860                     870
Computer hardware and software ................................               16,504                   3,780
Office equipment and vehicles .................................               21,080                   5,748
                                                                  ------------------      ------------------
                                                                             316,771                 153,408
Less accumulated depreciation .................................              (56,283)                (25,237)
                                                                  ------------------      ------------------
                                                                             260,488                 128,171
Switching equipment under construction.........................              163,411                  63,441
                                                                  ------------------      ------------------
Net property and equipment.....................................   $          423,899      $          191,612
                                                                  ==================      ==================

            In the ordinary course of business, the Company enters into purchase agreements with its vendors for the build out of its telecommunications network. As of September 30, 2000 and December 31, 1999, the Company had approximately $61.3 million and $43.3 million, respectively, of remaining purchase commitments to telecommunication vendors for purchases of telecommunication switching equipment and switch site construction. As of September 30, 2000 and December 31, 1999, the Company had approximately $18.6 million and $11.9 million, respectively, of remaining commitments to regional ILECs for the build-out of remote collocation sites.

(3) DEBT

            On March 24, 2000 the Company received approximately $235.6 million in net proceeds from the issuance of $250 million of 13% Senior Notes due April 1, 2010. The Senior Notes due 2010 bear a fixed annual interest rate of 13% which will be paid in cash every six months on April 1 and October 1, commencing October 1, 2000. The Senior Notes due 2010 are unsecured obligations and rank equally with all of the Company's existing and future senior debt and are senior to all of the Company's existing and future subordinated debt. The Senior Notes due 2010 contain certain repurchase requirements if certain assets are sold and the proceeds are not used as specified in the indenture.


            In addition to the Company, the Senior Notes due 2010 are the joint and several obligations of the Company's wholly-owned finance subsidiary, Mpower Holding Corporation, a Delaware corporation. The Company's interest in its subsidiaries is limited to the equity interest held by the Company in each of them. Therefore, any claim of the Company (or any creditor of the Company) on the assets of the Company's subsidiaries (other than Mpower Holding Corporation with respect to payment obligations on the Senior Notes due 2010) to satisfy claims of the Company's creditors is subordinate to the claims of the creditors of each of the Company's subsidiaries, respectively. Other than as described in the two immediately preceding sentences, there are no significant restrictions on the ability of the Company to obtain funds from its subsidiaries in the form of a dividend or loan. At any time after April 1, 2005, the Company may, at its option, redeem the Senior Notes due 2010, in whole or in part, at a premium declining to par in 2008, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

           YEAR                                                                    PERCENTAGE
           ----                                                                    ----------

           2005..............................................................         106.500
           2006..............................................................         104.330
           2007..............................................................         102.166
           2008 and thereafter...............................................         100.000

           At any time prior to April 1, 2003, the Company may redeem up to 35% of the principal amount of the Senior Notes due 2010 from the net cash proceeds of an underwritten public offering of the Company's capital stock at a redemption price equal to 113.0% of the principal amount of the notes plus any unpaid or accrued interest.

           In June 2000, the Company consummated a private exchange offer and consent solicitation issuing $117,063,000 aggregate principal amount of the Company's 13% Senior Notes due 2010 in exchange for $103,879,372 million aggregate principal of the Company's 13% Senior Secured Notes due 2004. In addition, as a result of consummating the exchange offer and having received the requisite consents from the holders of more than a majority of the outstanding principal amount of the 13% Senior Secured Notes due 2004, a supplemental indenture which eliminates substantially all of the restrictive covenants in the indenture governing the 13% Senior Secured Notes due 2004 became operative.

           In June 2000, the Company issued an additional $62,400,150 aggregate principal amount of its Senior Notes due 2010 in exchange for $55,607,288 aggregate principal amount of the 12% Senior Subordinated Discount Notes due 2006 of Primary Network assumed by the Company in connection with the acquisition of Primary Network.

           On August 14, 2000, the Company consummated an offer to purchase for cash the outstanding 13% Senior Secured Notes Due 2004 owned by the holders who were not "qualified institutional buyers" for a cash payment of $5.7 million.

           On August 16, 2000, as required by the terms of the 12% Senior Subordinated Discount Notes due 2006 of Primary Network in the event of a change of control, the Company paid $4.4 million to purchase for cash $6.2 million aggregate principal amount of 12% Senior Subordinated Discount Notes due 2006 of Primary Network assumed in connection with the acquisition of Primary Network, at a purchase price of 101% of their aggregate principal amount.

            In connection with both of the issuances in June 200, discussed above of Senior Notes due 2010 and related early extinguishment of the debt replaced by the Senior Notes due 2010, the Company incurred a loss on early retirement of debt of $19.5 million which has been reflected as a loss from extraordinary item in these consolidated financial statements.

(4) ACQUISITION OF PRIMARY NETWORK

           On June 23, 2000, shareholders approved the purchase of Primary Network for $145 million. Primary Network is a provider of data-centric communications services to business and residential customers in the Midwest. The Company issued 2.0 million shares of its common stock to Primary Network shareholders, assumed approximately $72 million of net debt, $55.6 million of which was exchanged for $62.4 million of the Company's Senior Notes due 2010. These Senior Notes due 2010 are subject to a six month lock-up unless traded at par.

           The Company accounted for this transaction as a purchase and the transaction was effectively recorded as of June 30, 2000 for accounting purposes. The results of operations of Primary Network have been included in the results of operations for the Company prospectively, effective July 1, 2000. The Company recorded $134.2 million in goodwill and $11.3 million in acquired customer base related to the acquisition of Primary Network which remains an estimate and is subject to revision based on finalization of management's exit plans. The goodwill and customer base are being amortized over 10 and 5 years, respectively.

In connection with the acquisition, the net cash paid was as follows:

Fair value of assets acquired.............................. $196,798
Less-liabilities assumed...................................  108,157
                                                            --------
Total consideration paid...................................   88,641
Less-common stock, options and warrants issued.............   75,553
                                                            --------
Net cash paid for acquisition.............................. $ 13,088
                                                            --------

           The following table sets forth the unaudited pro forma results of operations of the Company for the nine months ended September 30, 2000 and 1999, which gives effect to the acquisition of Primary Network as if it occurred on January 1, 1999. The unaudited pro forma results of operations are based on currently available information and on certain assumptions that the

Company believes are reasonable under the circumstances. The unaudited pro forma results do not purport to present what the Company's results of operations would actually have been if the aforementioned transaction had in fact occurred at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                       -------------------------
(IN THOUSANDS)                                                           SEPTEMBER 30, 2000               SEPTEMBER 30, 1999
                                                                         ------------------               ------------------

Revenues..............................................................     $          113,198      $            38,457
Net loss before extraordinary item....................................               (195,626)                 (57,627)
Net loss..............................................................               (215,173)                 (57,627)
Net loss applicable to common stockholders............................               (233,085)                (109,842)
Basic and diluted loss per share of common stock......................     $            (5.21)     $             (3.82)
Loss per share applicable from extraordinary item.....................     $            (1.63)                      --

(5) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

            In July 2000, the Company announced a three-for-two stock dividend to common stockholders of record on July 31, 2000 and payable on August 28, 2000. Stockholders were issued one additional share for each two shares of common stock held on the record date. These consolidated financial statements have been retroactively restated to reflect the issuance of this stock dividend. The Company began trading on a split-adjusted basis on August 29, 2000.

            On July 17, 2000, the Company declared a regular quarterly dividend on the Company's outstanding Series D Convertible Preferred Stock payable August 15, 2000 to Series D Convertible Preferred Stock combine holders of record on July 28, 2000, payable in shares of the Company's common stock. The number of shares of common stock issued on August 15, 2000 was 136,541.

           In September 2000, the board of directors approved a one-time repricing of stock options for all employees who made an election by the close of business on September 14, 2000. The Company repriced 7,033,559 options at a grant price of $8.70 per share with a vesting period of four years. In accordance with variable plan accounting, the Company measures compensation as the amount by which the quoted market value of the Company's stock exceeds the option price, multiplied by the number of shares granted under the options. Changes in the quoted market value of those shares between the date of grant and the measurement date result in a change in the measure of compensation. Over the vesting period of the options, compensation is expensed ratably. Between the end of the vesting period and the measurement date, changes in compensation are recognized immediately in operations.

(6) COMMITMENTS AND CONTINGENT LIABILITIES

            Between September 20, 2000 and October 12, 2000, purported shareholders of the Company filed four class action lawsuits in the United States District Court for the Western District of New York (the "Class Actions"). The Company anticipate these cases will be consolidated into one action. The Class Actions charge that the Company and certain of its officers and directors violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and rule 10b-5 promulgated thereunder issuing materially false and misleading information to the market about The Company's financial condition and future growth potential. The Class Actions seek to recover damages in an unspecified amount, which the members of the putative class allegedly sustained by purchasing the Company's common stock, at artificially inflated prices. The complaints in the Class Actions allege that the Company made false and misleading statements concerning the Company's financial condition and future growth potential. The Company denies the allegations and intends to defend itself vigorously.

(7) NON-RECURRING ITEMS

The Company recorded a non-recurring network optimization charge of $12.0 million during the three months ended September 30, 2000 that represents estimated amounts paid or to be paid to incumbent local exchange carriers for collocation sites for which management has decided to delay or discontinue entrance. The total actual payments will be based on the ultimate settlements with the incumbent local exchange carriers and any costs that may be recoverable through subsequent sales of the related assets.

During the three months ended September 30, 2000, the Company recorded a one-time amount of $5.0 million in revenues associated with the settlement of switched access revenue disputes with the Company's three largest long distance carriers.


(8) SUBSEQUENT EVENTS

On October 20, 2000, the Company declared a regular quarterly dividend of $0.91 per share on the Company's outstanding Series D Convertible Preferred stock payable on November 15, 2000 to Series D Convertible Preferred combine Stock holders of record on October 30, 2000, payable in shares of the Company's common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

           We began providing competitive local dial-tone services to small business and residential users in December 1996. In February 1998, we began offering long-distance services and in March 1999 we began offering data services in most of our existing markets. Currently, we have 16 switches fully operational in 42 markets that are organized into three regions. These regions are the west, midwest, and east for operational purposes.

           Our principal operating expenses consist of cost of operating revenues, selling, general and administrative costs and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, compensation expenses of technical personnel, long distance expenses and collocation lease expenses. Selling, general and administrative expenses consist primarily of compensation expenses, advertising, provision for bad debts, professional fees and office rentals. Depreciation and amortization expense includes depreciation of switching and collocation equipment as well as general property and equipment and the amortization of goodwill and other intangibles.

           Building and expanding our business has required and will continue to require us to make significant capital expenditures primarily consisting of the costs of purchasing switches and associated equipment, land for switching sites and constructing buildings or improving leased buildings to house our switching and collocation facilities. As part of our "smart build" network strategy, we purchased and installed telecommunication equipment in most of our markets while leasing the means of transporting voice and data traffic from this telecommunications equipment to our customers' telephones or other equipment. We believe this facilities-based strategy, while initially increasing our level of capital expenditures and operating losses, will enhance long-term financial performance in comparison to a resale strategy.

           We have experienced negative operating cash flow or earnings before interest, taxes, stock-based compensation, depreciation and amortization (negative Adjusted EBITDA) since inception and expect to continue to generate negative Adjusted EBITDA for a period of time while we continue to expand our network and develop product offerings and a customer base. We can not assure you that our revenue or customer base will increase or that we will be able to achieve or sustain positive Adjusted EBITDA. Adjusted EBITDA is a measure commonly used in the communications industry to analyze operating performance, leverage and liquidity. Non-recurring network optimization costs are excluded from this measure.


           Adjusted EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.


RESULTS OF OPERATIONS

           Quarterly Comparison - September 30, 2000 vs. September 30, 1999

           Total operating revenues increased to $45.9 million for the quarter ended September 30, 2000 as compared to $15.0 million for the quarter ended September 30, 1999. The 205% increase is a result of the increase in the number of lines in service and increased long distance and data services revenue. Normalized core revenue (without one-time adjustments) was $39.7 million, a 164% increase over third quarter 1999 revenue and a 28% increase sequentially over the second quarter 2000. The quarter ended September 30, 2000 represents the first-time we have included revenue from the acquisition of Primary Network. Sequential core revenue growth, excluding $5.3 million in operating revenues from our acquisition of Primary Network, was 11% over the second quarter 2000.

           We installed 55,194 lines and added 34,262 net lines to reach a total of 248,905 lines in service at September 30, 2000 as compared to 117,210 lines in service at September 30, 1999, a 112% increase. Voice line equivalents sold in the quarter were 62,526, a 58% increase over the 39,495 voice line equivalents sold in the quarter ended September 30, 1999. In addition, we recorded a one-time gain of $5.0 million associated with the settlement of switched access disputes with our three largest long distance carriers and $1.2 million from a reciprocal compensation settlement.

           Cost of operating revenues for the quarter ended September 30, 2000 was $41.4 million as compared to $12.5 million for the quarter ended September 30, 1999. The 233% increase is due to the increased number of lines and collocation sites in service and installation and operational expenses associated with the expansion of our markets and network from 245 revenue ready central office collocations, 13 markets and 7 voice switches at September 30, 1999 to 708 revenue ready central office collocations, 42 markets and 16 voice switches at September 30, 2000.

           For the quarter ended September 30, 2000, selling, general and administrative expenses totaled $53.8 million; a 411% increase over the $10.5 million for the quarter ended September 30, 1999. The increase is a result of increased costs attributable to selling, marketing and delivering our service and supporting our continued network expansion.

            For the quarter ended September 30, 2000 we recorded $0.9 million in stock-based compensation expense and recorded costs of $12.0 million on estimated amounts related to the non-recurring network optimization of collocations facilities in markets we have delayed or discontinued entrance into.

           For the quarter ended September 30, 2000, depreciation and amortization was $17.1 million as compared to $4.7 million for the quarter ended September 30, 1999. This 260% increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

           Gross interest expense for the quarter ended September 30, 2000 totaled $18.9 million compared to $5.6 million for the quarter ended September 30, 1999. Interest capitalized for the quarter ended September 30, 2000 increased to $3.9 million as compared to $1.0 million for the quarter ended September 30, 1999. This increase is due to the increase in switching and facilities under construction. Gross interest expense is primarily attributable to the remaining 13% Senior Secured Notes due 2004 we issued in September 1997 and the newly issued 13% Senior Notes due 2010 issued in March and June 2000.

           Interest income was $10.7 million during the quarter ended September 30, 2000 compared to $2.3 million for the quarter ended September 30, 1999. The 357% increase is a result of the increase in the average balance of cash and investments during the quarter from the capital raised during the year from the debt and equity offerings. Cash and investments have been used to purchase switching equipment, pay interest on the 13% Senior Secured Notes due 2004 and the 13% Senior Notes due 2010, and fund operating losses.

           For the three months ended September 30, 2000 and 1999, we incurred a net loss of $83.5 million and 15.0 million, respectively.

           Nine Month Period Ended - September 30, 2000 vs. September 30, 1999

           Total operating revenues increased to $102.3 million for the nine months ended September 30, 2000 as compared to $34.9 million for the nine months ended September 30, 1999. The 193% increase is a result of the increase in the number of lines in service and increased long distance and data services revenue. We had 248,905 lines in service at September 30, 2000 as compared to 117,210 lines in service at September 30, 1999, a 112% increase. In addition, we recorded a one-time gain of $5.0 million associated with the settlement of switched access disputes with our three largest long distance carriers and $1.2 million from a reciprocal compensation settlement.

           Cost of operating revenues for the nine months ended September 30, 2000 was $94.0 million as compared to $31.4 million for the nine months ended September 30, 1999. The 199% increase is due to the increased number of lines and collocation sites in service and installation and operational expenses associated with the expansion of our network.

           For the nine months ended September 30, 2000, selling, general and administrative expenses totaled $111.4 million; a 306% increase over the $27.5 million for the nine months ended September 30, 1999. The increase is a result of increased costs attributable to marketing and delivering our service and supporting our continued network expansion.

           For the nine months ended September 30, 2000, we recorded stock-based compensation expense of $2.4 million and a non-recurring charge for the optimization of our network of $12.0 million based on estimated amounts to be paid to ILECs for collocation build-out costs in markets into which we have delayed or discontinued entrance.

           For the nine months ended September 30, 2000, depreciation and amortization was $32.0 million as compared to $12.4 million for the nine months ended September 30, 1999. This 158% increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

           Gross interest expense for the nine months ended September 30, 2000 was $39.7 million compared to $16.7 million for the nine months ended September 30, 1999. Interest capitalized for the nine months ended September 30, 2000 increased to $6.8 million as compared to $2.9 million for the nine months ended September 30, 1999. This increase is due to the increase in switching equipment and facilities under construction. Gross interest expense is primarily attributable to the remaining 13% Senior Secured Notes due 2004 we issued in September 1997 and the newly issued 13% Senior Notes due 2010 issued in March and June 2000.

           Interest income was $32.9 million for the nine months ended September 30, 2000 compared to $5.2 million for the nine months ended September 30, 1999. The 530% increase is a result of the increase in cash and investments since September 30, 1999 from debt and equity offerings. Cash and investments have been used to purchase switching equipment, pay interest on the 13% Senior Secured Notes due 2004 and the 13% Senior Notes due 2010, and fund operating losses.

           For the nine months ended September 30, 2000, we incurred an extraordinary loss on the early retirement of debt of $19.5 million. We incurred net losses after extraordinary item of $169.1 million and $44.7 million for the nine months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations require substantial capital investment for the purchase of communications equipment and the development and installation of our network and the sales, marketing and administrative expenses associated with our expansion. Capital expenditures were $228.1 million for the nine months ended September 30, 2000 and $94.1 million for the year ended December 31, 1999. We expect we will continue to require substantial amounts of capital to fund the purchase of the equipment necessary to continue our expansion and to develop new products and services. In addition, we expect to continue augmenting our existing market capacity.

     The substantial capital investment required to initiate services and fund our operations has exceeded our operating cash flow. This negative cash flow from operations results from the need to establish our network in anticipation of connecting revenue-generating customers. We expect to continue recording negative cash flow from operations because of our network expansion activities and investments to acquire new customers in our existing markets. We cannot assure you we will attain break-even cash flow from operations in subsequent periods.

     We expect that our available cash will be adequate to fund our operating losses and planned capital expenditures, as currently projected, over the next several quarters and into 2002. If these resources are not sufficient, management intends to consider alternate forms of financing or to delay or modify some of our expansion plans.

     We continually evaluate our capital expenditure plan in light of developments in the telecommunications industry and market acceptance of our service offerings. As a result of this evaluation, we may decide to accelerate or decelerate our capital expenditure plan. In October 2000, we announced our delay into markets in the Northwest and Northeast, however, depending on the market in the future we may again expand into these markets. We might also expand our markets or customer base in the regions where we currently operate through acquisitions. To fund an accelerated or expanded capital expenditure plan or acquisitions, we would likely issue additional debt or equity securities. We cannot assure you we would be successful in raising additional capital on terms acceptable to us or at all.

     Depending on market conditions, we may raise additional capital at any time, including by obtaining a bank facility. We intend to increase working capital through the resolution of disputed but paid amounts for services and facilities from the ILECs. However, we cannot assure you that we will be successful in obtaining additional debt or equity financing or in obtaining a bank facility or settling disputes with the ILECs or long distance carriers on terms acceptable to us, or at all.

     In addition, the indentures governing the 13% Senior Secured Notes due 2004 and the 13% Senior Notes due 2010 and the terms of our preferred stock impose restrictions upon our ability to incur additional debt or issue preferred stock.

     In May 1999, we issued 5,277,779 shares of Series B convertible preferred stock at $9.00 per share for net proceeds of approximately $46.7 million.

     In July 1999, we issued 7,500,000 shares of common stock and received net proceeds, after expenses, of approximately $118.1 million. In the offering, existing shareholders sold an additional 881,543 shares of common stock for which we did not receive any proceeds.

     In December 1999, we sold 1,250,000 shares of Series C Convertible Preferred Stock at $28.00 per share for a total consideration of $35.0 million. Of the total consideration, $4.9 million was paid by an interest bearing promissory note due in March 2000. We received full payment on the note in February 2000.

     In February 2000, we issued 9,245,564 shares of common stock at $54.00 per share for net proceeds of approximately $316.6 million. We also issued 4,140,000 shares of Series D Convertible Preferred Stock at $50.00 per share for net proceeds of approximately $200.0 million. The Series D Convertible Preferred Stock is convertible at the option of the holder into .7652 shares of our common stock at a conversion price of $65.34 per share.

     In March 2000, we issued $250.0 million aggregate principal amount of our 13% Senior Notes due 2010 receiving approximately $235.6 million in net proceeds.

     In June 2000, we issued 75,000 shares of common stock to the holders of Primary Network's 12% Senior Subordinated Discount Notes in connection with the exchange of Primary Network's 12% Senior Subordinated Discount Notes for our 13% Senior Notes due 2010.

     As of December 31, 1999, we had outstanding receivables of approximately $10.9 million attributable to access charges billed to AT&T, Sprint and other long distance carriers of which 66% was in dispute. As of September 30, 2000, we were successful in bringing over 70% of our switched access revenue and traffic under contract.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

           In January 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition," that will be effective for our fiscal year ending December 31, 2000. The bulletin provides guidance for applying Generally Accepted Accounting Principles to revenue recognition, presentation, and disclosure in financial statements filed with the SEC. We believe that the bulletin will not materially impact our revenue recognition practices.

FORWARD LOOKING STATEMENTS

           Certain statements contained in this report that state our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We would like to caution the reader these forward-looking statements such as our plans to expand our existing network through collocation, statements regarding development, introduction and acceptance of our products or business, statements regarding our ability to achieve or exceed our goals or reach profitability in the future, statements regarding the adequacy or availability of financing, statements regarding the outcome of regulatory proceedings, litigation or the effect of government regulations or similar statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions. Actual results may differ materially as a result of risks facing us or actual results differing from assumptions underlying such statements. Such risks and assumptions include but are not limited to: our ability to successfully market our existing and proposed services to current and new customers in existing and new markets; successfully developing commercially viable data and Internet offerings; access to markets; installation of switches and obtaining suitable locations for our switches; negotiating and renewing suitable interconnect agreements with the ILECs; obtaining an acceptable level of cooperation from the ILECs, all in a timely manner, at reasonable cost and on satisfactory terms and conditions, as well as regulatory, competitive, legislative and judicial developments that could materially affect our future results. All forward-looking statements made in this report are expressly qualified in their entirety by these cautionary statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

           All of our long-term debt bears fixed interest rates. The fair market value of this debt however, is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

           Between September 20, 2000 and October 12, 2000, purported shareholders of our company filed four class action lawsuits in the United States District Court for the Western District of New York (the "Class Actions"). We anticipate these cases will be consolidated into one action. The Class Actions charge that the Company and certain of our officers and directors violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder issuing materially false and misleading information to the market about our financial condition and future growth potential. The Class Actions seek to recover damages in an unspecified amount, which the members of the putative class allegedly sustained by purchasing our common stock, at artificially inflated prices. The complaints in the Class Actions allege we made false and misleading statements concerning our financial condition and future growth potential. The Company denies the allegations and intends to defend itself vigorously.



           We are party to numerous state and federal administrative proceedings. In these proceedings, we are seeking to define and/or enforce ILEC performance requirements related to:

           -         the cost and provisioning of unbundled network elements
                     ("UNEs");

           -         the establishment of Operations Support Systems;

           -         collocation costs and procedures.

           The outcome of these proceedings will establish the rates and procedures by which we obtain and provide UNEs and could have a material effect on our operating costs.

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

ITEM 2. Changes in Securities and Use of Proceeds

           In June 2000, we consummated a private exchange offer and consent solicitation issuing $117,063,000 aggregate principal amount of the Company's 13% Senior Notes due 2010 in exchange for $103,879,372 million aggregate principal of our 13% Senior Secured Notes due 2004. In addition, on May 31, 2000, as a result of consummating the exchange offer and having received the requisite consents from the holders of more than a majority of the outstanding principal amount of the 13% Senior Secured Notes due 2004 a supplemental indenture which eliminates substantially all of the restrictive covenants in the indenture governing the 13% Senior Secured Notes due 2004 became operative.

           In June 2000, pursuant to the terms of the agreement governing the acquisition of Primary Network, we issued 2,024,757 shares of our common stock at $35.00 per share for total value of $70.9 million in connection with the stock acquisition of all of the capital stock of Primary Network. We received no proceeds from this issuance of common stock.

ITEM 4. Submission of Matters to a Vote of Security Holders

           On May 31, 2000 we received the requisite consents from a majority of the outstanding principal amount of its 13% Senior Secured Notes due 2004 to amend the indenture governing such notes and executed a supplemental indenture reflecting the amendments to such indenture. Such consents were obtained by means of a consent solicitation launched by the Company on May 23, 2000.

           The supplemental indenture provides that the following sections of the indenture governing the 13% Senior Secured Notes due 2004 are deleted in their entirety and replaced by the words "Intentionally Omitted":

          (1)  Section 3.09, Offer To Purchase with Excess Asset Sale Proceeds;
          (2)  Section 4.03, Reports;
          (3)  Section 4.05, Taxes;
          (4)  Section 4.07, Restricted Payments;
          (5) Section 4.08, Dividend and Other Payment Restrictions Affecting Subsidiaries;
          (6) Section 4.09, Incurrence of Indebtedness and Issuance of Disqualified Stock;
          (7)  Section 4.10, Asset Sales;
          (8)  Section 4.11, Transactions with Affiliates;
          (9)  Section 4.12, Liens;
          (10) Section 4.13, Limitations on Sale and Leaseback Transactions;
          (11) Section 4.15, Offer to Purchase Upon Change of Control;
          (12) Section 4.16, Business Activities;
          (13) Section 4.20, Insurance;
          (14) Section 4.21, Payments for Consents; and
          (15) Section 5.01 (iii), (iv), and (v), Merger, Consolidation or Sale of Assets.

           The supplemental indenture also modifies Section 5.02, Successor Corporation Substituted, in order to address the deletion of certain subsections of Section 5.01.


ITEM 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

           The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K.


EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENT
------               -----------------------
3.1.1                Articles of Incorporation and Amendments of the Company
                     (Incorporated by reference to Exhibit 3.1 to the Company's
                     Registration Statement on Form S-4 (file No. 333-38875)
                     previously filed with the Commission on October 28, 1997)

3.1.2                Certificate of Change in Authorized Capital of the Company
                     (Incorporated by reference to Exhibit 5.5 to the Company's
                     Registration Statement on Form S-3 (file No. 333-79863)
                     previously filed with the Commission on June 10, 1995)

3.1.3 Certificate of Amendment of the Articles of Incorporation of the Company(2)

3.1.4 Certificate of Amendment of the Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1.4 to the Company's quarterly report for the quarter ended
                     June 30, 2000 on Form 10-Q previously filed with the Commission on August 15, 2000)

3.2 By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
                     Form S-1 (file No. 333-49065) previously filed with the
                     Commission on April 21, 1998)

4.1.1 Indenture, dated as of March 24, 2000, between the Company, Mpower and HSBC Bank USA, as trustee (Incorporated by reference to Exhibit 4.3 to the Company's Registration
                     Statement on Form S-4 (file No. 333-36672) previously filed with the Commission on May 10, 2000)

4.1.2 Indenture dated as of September 29, 1997 between the Company and Marine Midland Bank, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Registration
                     Statement on Form S-4 (file No. 333-38875) previously filed with the Commission on October 28, 1997)

4.1.3 First Supplemental Indenture dated as of May 31, 2000, between the Company and HSBC Bank USA (successor to Marine
                     Midland Bank), as trustee (Incorporated by reference to
                     Exhibit 10.1 to the Company's current report on Form 8-K previously filed with the Commission on June 2, 2000)

4.2 Registration Rights Agreement, dated March 24, 2000, by and between the Company, Mpower Holding Corporation, Bear
                     Stearns & Co. Inc., Salomon Smith Barney, Inc., Goldman
                     Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith
                     Incorporated, and Warburg Dillon Read LLC(1)

4.3                  Form of Outstanding Note for the registrants' unregistered
                     13% Senior Notes due 2010 (Incorporated by reference to
                     Exhibit 4.3 to the Company's Registration Statement on
                     Form S-4 (file No. 333-36672) previously filed with the
                     Commission on May 10, 2000)

4.4                  Form of Exchange Note for the registrants' registered 13%
                     Senior Notes due 2010 (contained in Indenture Incorporated by reference to Exhibit 4.3 to the Company's Registration
                     Statement on Form S-4 (file No. 333-36672) previously filed with the Commission on May 10, 2000)

4.5                  Form of Note for the registrant's registered 13% Senior
                     Secured Notes due 2004 (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on
                     Form S-4 (file No. 333-38875) previously filed with the
                     Commission on October 28, 1997)

4.6                  Shareholders Agreement among Mpower Communications Corp.
                     and Brian Mathews, Carol Mathews, Charles Wiegert, Walton
                     Brison, Tom Hesterman, Richard Phillips, John Alden, EC
                     Primary LLC, Quantum Emerging Growth Partners, C.V. and
                     TGV Partners dated as of April 17, 2000 (Incorporated by reference to Annex C to the Company's Registration
                     Statement on Form S-4 (file No. 333-36672) previously filed with the Commission on May 10, 2000)

4.7                  Letter Agreement among Mpower Communications Corp. and EC
                     Primary L.P., Quantum Emerging Growth Partners C.V.,
                     Ravich Revocable Trust of 1989, The Ravich Children
                     Permanent Trust, U.S. Bancorp Libre, and TGV/Primary
                     Investors LLC, dated as of April 17, 2000 (I Incorporated by reference to Annex D to the Company's Registration
                     Statement on Form S-4 (file No. 333-36672) previously filed with the Commission on May 10, 2000)

4.8                  Amended and Restated Certificate of Designation of Series
                     B Convertible Preferred Stock of the Company(1)

4.9                  Certificate of Designation of Series C Convertible
                     Preferred Stock of the Company(1)

4.10                 Certificate of Designation of Series D Convertible
                     Preferred Stock (Incorporated by reference to Exhibit 4.12 to the Company's Annual Report for the fiscal year ended
                     December 31, 1999 on Form 10-K previously filed with the Commission on March 30, 2000)

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

23.1                 Consent of Arthur Andersen LLP(2)

23.2                 Consent of Ernst & Young LLP(2)

23.3                 Consent of Shearman Sterling(2)

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

(b)       Reports on Form 8-K filed by the Company during the quarter ended
          September 30, 2000:

                     (1) On September 6, 2000 the Company filed Form 8-K/A
                         amending the Form 8-K filed by the Company on June 28, 2000 to provide certain financial statements related to the Primary Network acquisition;

                     (2) On July 24, 2000 the Company filed Form 8-K announcing its three-for-two stock split.


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MPOWER COMMUNICATIONS CORP.

Date:      November 14, 2000                   /s/       ROLLA P. HUFF
                                               -------------------------------------------
                                               Rolla P. Huff
                                               President, Chief Executive Officer

Date:     November 14, 2000                    /s/       MICHAEL R. DALEY
                                               -------------------------------------------
                                               Michael R. Daley
                                               Executive Vice President, Chief Financial Officer