Form 10-K
period 2000-12-31
MPOWER COMMUNICATIONS CORP
filed 2001-03-08
CIK 1047960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-24059

                          MPOWER COMMUNICATIONS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                                        88-0360042
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

175 SULLY'S TRAIL, SUITE 300, PITTSFORD, NY                        14534
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

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
             7.25% SERIES D CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 1, 2001, the aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing sale price of such stock in the NASDAQ Stock Market on March 1, 2001, was approximately $207.8 million. As of March 1, 2001, the Registrant had 59,226,291 shares of Common Stock outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                      Exhibit Index is located on page 42.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

     We are a growing communications company currently offering local dialtone, long distance, Internet access via dial-up or dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL") and other voice and data services primarily to small and medium size business customers. We have launched bundled voice and high-speed data services using SDSL technology in all of our current markets. We have one of the broadest geographic service areas of any competitive carrier providing local, long distance and data services, with 761 incumbent carrier central office collocation sites providing us access to approximately 30.4 million addressable lines at the end of 2000, an estimated
10.9 million of which address our specific target market of small and medium size business customers. Over 730 of our central office collocation sites are SDSL capable. We currently deliver our services in 40 metropolitan areas in 15 states. We have established working relationships with BellSouth, GTE, Sprint, and Southwestern Bell Corporation (including its operating subsidiaries PacBell and Ameritech collectively referred to as "SBC"). Additionally, we have interconnection agreements with Verizon, Qwest and Frontier in markets in which we are not yet operating. At the end of 2000, we had 325,430 customer lines sold, of which 285,130 lines were in service. During 2001, we plan to expand the capacity of our existing network and focus the company's resources on generating quality revenue streams from our existing network.

     During 2000 we moved our headquarters from Las Vegas, Nevada to Rochester, New York and changed the name of the company from MGC Communications, Inc. to Mpower Communications Corp. We currently conduct all our business under the Mpower name.

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

     The rapid growth of the Internet has fueled demand from small and medium size businesses for access to high-speed data services. To meet this growing demand, we are using our current network infrastructure and SDSL technology to offer a bundled voice and high-speed data product. Whenever possible, based on the quality of the incumbent local exchange carrier or "ILEC" plant to which we have access, we deliver these bundled services over a single standard telephone line. On average, SDSL technology increases the transport capacity of standard telephone lines by 24 times. By using a single standard telephone line, which we lease from the incumbent carrier to deliver a bundled voice and high-speed data product, we expect to significantly reduce the average per line costs of providing our services. These savings should allow us to offer a value-priced package of services to our customers. In order to serve the largest portion of our target audience, our combined voice and data network allows us to deliver services in several combinations: basic phone service on the traditional phone network, basic phone service plus data connectivity and VoSDSL over our SDSL infrastructure.

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

  Needs of Small and Medium Size Businesses for Integrated Communications Solutions

     Small and medium size businesses have few cost-effective alternatives to traditional telecommunication services as well as for Internet access. These businesses must contend with productivity limitations associated with slow transmission speeds. In addition, to meet their communications needs, small and medium size businesses are subject to the cost and complexity of using multiple service providers: local dialtone providers, long distance carriers, Internet service providers and equipment integrators. We believe these businesses can benefit significantly from an integrated cost-effective communications solution delivered by a single provider.

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

  Emergence of DSL Technology

     DSL technology, also known as xDSL to accommodate the different varieties of DSL technology, emerged in the early 1990's and is now commercially available. DSL technology dramatically increases the data, voice and video carrying capacity of standard copper telephone lines. Because DSL technology uses existing copper telephone lines, a broad network deployment can be implemented rapidly and requires a lower initial fixed investment than some existing alternative technologies. In addition, since a significant portion of the expense associated with a DSL network is incurred only when a new customer is added to the network, capital is efficiently deployed. Furthermore, the increased carrying capacity of this technology provides enhanced gross margin opportunities through the bundling of voice and data services.

THE MPOWER SOLUTION

     We believe we offer an attractive communications solution to small and medium size business customers. In developing our solution, we have attempted to include elements intended to create customer loyalty. Key aspects of our solution include:

     Complete Communications Solutions. We offer value-priced, complete communications solutions, including VoSDSL and high-speed Internet access services, all on a single bill. We offer various packages in all of our markets and we plan to offer additional Internet-based e-commerce products in the coming years.

Our customers have a single point of contact for a complete package of services, eliminating the need for our customers to manage multiple vendors.

     Service Reliability. We are able to offer our customers a high degree of service reliability through efficient, timely provisioning of telephone lines due to our mature relationships with the incumbent carriers in the markets we currently serve. We believe our continued rollout of xDSL technologies will enable us to further improve our service reliability by simplifying the provisioning process. Moreover, our customer service centers are staffed to respond promptly to customer inquiries 24 hours a day, seven days a week. See "-- Network Architecture and Technology."

BUSINESS STRATEGY

     Expand Service Network. Our strategy is to address the greatest percentage of our targeted customers as quickly as possible and gain market share. During 2000, we deployed a network that includes 761 collocations in 15 states. During 2001, we plan to aggressively sell into this network to generate quality revenue streams and maximize network efficiencies. We expect that geographic expansion of our network will be very limited in 2001 and the majority of network activities will be centered around augmentation of our existing network. By positioning ourselves to be the first provider of bundled voice and data services targeted to small and medium size business customers in our markets, we expect to attract many "early adopter" customers that are interested in high-speed Internet access and data services. See "-- Markets."

     Focused Sales and Marketing Effort. To date, we have demonstrated an ability to sell and provision our services to small and medium size business customers. We achieved this through a direct sales force, vendor programs, telemarketing and targeted advertising. We plan to significantly increase our direct sales force to provide sales coverage for our targeted market of customers. We plan to grow our sales force from 279 at December 31, 2000 to over 500 by year end 2001. Additionally, we intend to continue developing relationships with independent agents or vendors as a complement to our direct sales channels. Our simplified, packaged product set enables us to easily train our sales force and decreases the time required to market and sell our services. With our bundled voice and data solution, our sales force can target the small and medium size business market segment with our total communications solution. Additionally, we intend to work to expand the number and type of data products offered to our customers during 2001.

     Deployment of Additional Technologies. We are in the process of completing the deployment of SDSL technology within our existing network. We have over 730 central office collocations equipped to offer SDSL services. During 2001, we intend to explore the potential of deploying additional access technologies within our network to allow us to offer a broader product set to a larger portion of our target audience. We intend to seek additional technologies that could allow us to deliver our product set in the most efficient manner regardless of the physical plant quality of the incumbent carriers' networks. Our physical presence in incumbent carriers' facilities allows us access to telephone lines which is critical to deploying our xDSL product set. We anticipate that the integration of additional xDSL technologies into our existing network, should we determine this is a proper course of action for the company, may be accomplished by installing advanced equipment in our host switch sites, collocation sites and customer sites.

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

     Capital Efficient Network. We were one of the first competitive local exchange carriers to implement a network strategy of purchasing and installing switches, collocating in the central offices of the incumbent carrier and leasing local telephone lines and cable, referred to as a "smart build" strategy. We believe this network deployment strategy provides a capital efficient build-out plan and an attractive return on our invested capital. We have installed SDSL technology across a substantial portion of our existing network, which will allow us to reduce significantly the number of telephone lines we lease. We have in the past evaluated, and continue to evaluate, alternative switching devices, which are significantly smaller and less expensive than the switches we have deployed to date. In the event these alternative switching devices are developed to the point they are ready for full commercial deployment, we believe these switches may permit us to move the intelligence that determines where to route traffic closer to our customers. We believe this decentralized switching approach would allow us greater efficiencies in our network, including reduced requirements for backhaul transport to our other switches.

     Sophisticated Operations Support System. We have developed a comprehensive, proprietary operations support system to manage our business. Our proprietary system provides integrated features addressing customer care, billing and collections, general ledger, payroll, fixed asset tracking, and personnel management. We believe the communications sector that we operate within has matured to the point that third-party operations support system components are now available that would enhance our current system. During 2001, we plan to augment our current back-office systems with functional components that we believe will allow our system to adapt to changing circumstances and multiple incumbent carrier provisioning systems, and can improve our operating efficiencies and effectiveness throughout our planned growth.

     Timely and Accurate Provisioning for Our Customers. We believe one of the keys to our success is effectively managing the provisioning process for new customers. Towards this goal, we have committed significant time and resources to designing more efficient provisioning processes, both internally and with each of the incumbent carriers. We are in final testing of our internal systems standardization whereby all new orders are provisioned in the same manner throughout our company. These standards will allow us to introduce enhanced automation for the delivery of service to our customers. Since 1998, we have been developing and implementing electronic order interfaces with all of the incumbent carriers with which we work designed to improve provisioning performance by eliminating manual keying of information and the need to fax paper orders back and forth. These interfaces, also known as "electronic bonding," substantially reduce the time, number of steps and duplication of work typically involved in the provisioning process, substantially lowering our costs and providing a more attractive solution to our customers. To improve our provisioning processes with all our current incumbent carriers, we have completed the implementation of electronic order interface software.

     As we deploy xDSL technology throughout our network, we expect the provisioning process will become easier for us and more transparent for our customers. With xDSL technology in place, we in effect operate a technology agnostic network capable of delivering service to our customers via one of several technologies. Therefore, we will be provisioning service in the most cost-effective manner depending on the requirements of our customers and the physical plant quality of the incumbent carriers' networks within which we operate. As we deploy more services over xDSL technologies, we will be significantly less dependent on the incumbent carrier for placing our customers in service.

     Co-marketing Arrangements with E-commerce Providers. To expand our product offerings in the coming years, we have begun to evaluate partnerships with e-commerce providers. We believe in the future, co-marketing arrangements with e-commerce providers will allow us to further solidify our position as a single source provider of communications services. We are not presently partnering with any e-commerce providers, nor can we assure investors that we will be able to successfully do so in the future.

     Develop E-commerce Data Centers. We believe that in the future, we will be able to provide an attractive opportunity for e-commerce providers to use our network facilities to access our customer base. To exploit this opportunity, we have built additional floor space into our host switch sites where regional data centers can be situated to host the servers used by e-commerce providers. To support these data centers, we expect to offer basic security and monitoring services. We believe by offering these services we will be able to attract e-commerce partners and enhance the service offerings available to our customers.

     Quality Customer Service. We believe providing quality customer service is essential to offering a superior product to our customers and creating customer loyalty. Service representatives are assigned to each business customer to coordinate conversion of service and handle any post-installation issues. In addition, we operate three regional call service centers to provide customer support coverage 24 hours a day, seven days a week that handles general billing, customer care and related issues for all of our customers. The service representatives use our operations support system to gain immediate access to our customers' data, enabling quick responses to customer requests and needs at any time. This system allows us to present our customers with one fully integrated monthly billing statement for all communication services.

PRODUCTS AND SERVICES

     We focus on offering bundled communications packages consisting of basic telephone and data services to our small and medium size business and residential customers. These services include switched local dialtone, long distance services, custom calling features such as voice mail, call waiting and call forwarding, dedicated Internet access via SDSL and VoSDSL over our xDSL network. To capitalize on the growing demand of small and medium size business customers for Internet and data services, we have introduced several bundled package solutions combining voice and data products with high-speed data access using traditional telephony and xDSL technology, in all of our markets.

MARKETS

     We currently operate in 40 markets in 15 states. As of December 31, 2000, we had 761 incumbent carrier central office collocation sites providing access to approximately 30.4 million addressable lines in these markets, an estimated
10.9 million of which address our specific target market of small and medium size business customers. The table below shows the distribution of our central office collocation sites within these states.

                                                                             TOTAL        ADDRESSABLE
                                             NUMBER OF     NUMBER OF      ADDRESSABLE    LINES WITHIN
STATE                                         MARKETS     COLLOCATIONS       LINES       TARGET MARKET
-----                                        ---------    ------------    -----------    -------------
Arkansas...................................      1              6            240,000          85,800
California.................................     11            240          9,600,000       3,432,000
Florida....................................      6             93          3,720,000       1,329,900
Georgia....................................      1             39          1,560,000         557,700
Illinois...................................      2             77          3,080,000       1,101,100
Kansas.....................................      1              7            280,000         100,100
Michigan...................................      2             46          1,840,000         657,800
Missouri...................................      3             49          1,960,000         700,700
Nevada.....................................      1             18            720,000         257,400
N. Carolina................................      1             10            400,000         143,000
Ohio.......................................      2             43          1,720,000         614,900
Oklahoma...................................      2             27          1,080,000         386,100
Tennessee..................................      1              8            320,000         114,400
Texas......................................      5             82          3,280,000       1,172,600
Wisconsin..................................      1             16            640,000         228,800
                                                --            ---         ----------      ----------
          Totals...........................     40            761         30,440,000      10,882,300

     During 2000, we rapidly expanded from 322 to 761 collocations in incumbent carrier central offices. All of these collocations were located within the large metropolitan areas of the country, primarily in the surrounding suburban areas. In selecting these markets, we considered:

     - The importance of the geographic area to our business plan; and

     - The demographics of the market, specifically incumbent carrier central offices with high concentrations of small and medium size business lines.

During 2001, we expect that geographic expansion of our network will be very limited and our network expansion will be centered around augmentation of our existing network.

SALES AND MARKETING

     Our highly focused marketing efforts seek to generate well-managed, profitable growth through increased market share with minimal customer turnover. Our current sales programs include direct sales efforts and programs with agents and vendors directed at the small and medium size business customer. Due to the simplicity of our bundled voice and data solutions, we will not need to incur extensive costs to train our expanding sales force or advertising costs to establish our presence within a market.

     As of December 31, 2000, we employed 279 quota-carrying sales personnel and 146 sales support personnel. We expect the size of our sales force to increase substantially during 2001 as we expand the sales coverage of our network. Our sales representatives are supported by business service representatives and service delivery personnel. These support personnel function as the liaison between the small business customer and our operational personnel to effect a coordinated transfer of service from the incumbent carrier's network to our network. Field technicians are responsible for the installation of customer premise equipment, if required. Sales personnel report to city managers and ultimately the presidents of their respective regions.

     To complement our sales force, we use established telephone equipment and marketing vendors to market our services in conjunction with their own products to business customers. We believe this distribution channel will become more productive for us in the near future with the expanded network footprint we built during 2000 and the addition of other service delivery options from new technologies within our network.

NETWORK ARCHITECTURE AND TECHNOLOGY

     In building our network we have implemented a strategy where we own the hardware that routes voice calls and data traffic, which we refer to as switches, while leasing the telephone lines and cable over which the voice calls and data traffic are actually transmitted, which we refer to as transport. We use three basic types of transport to transmit voice calls and data traffic. First, we lease the standard telephone line from the incumbent carrier. This allows us to move voice calls and data traffic from a customer's location to the nearest central office owned by the incumbent carrier. Inside these central offices, we have installed equipment that allows us to deliver the services we sell to our customers. Second, we lease cable from other communications companies, which connects the equipment we have installed in the central office of the incumbent carrier to our switches. Third, we lease additional cable from other communications companies, which connect our switches to each other and allow us to complete our customers' long distance calls to national and international destinations. We believe this network strategy provides us an efficient capital deployment plan and an attractive return on our invested capital.

     We believe that leasing the standard telephone line from the incumbent carrier's central office to the end-user provides a cost-efficient solution for gaining control of access to our customers. Leasing costs are not incurred until we have acquired a customer and revenue can be generated. It is our experience that the cable required to connect our collocation equipment located at an incumbent carrier's central office to our switching hardware and the cable required to connect our customers' voice calls and data traffic to the Internet and other telephones is available at reasonable prices in all of our current markets. Because the cable required to transport voice calls and data traffic has become a readily available service from numerous other communications companies, we have focused our efforts on owning and installing the hardware that determines where to route voice calls and data traffic and on selling and delivering our services to our customers.

     In 1996, we installed our first switch in Las Vegas. By the end of 2000, we had 16 operational voice switches and 14 operational data switches. All of our current voice switches are DMS-500 switches manufactured by Northern Telecom. These switches offer a flexible and cost efficient way for us to provide local and long distance services to our customers. Our data switches allow us to efficiently deliver data traffic across our network.

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

     We have increased the number of collocation sites where we have installed our equipment from nine as of December 31, 1996 to 761 as of December 31, 2000. We believe this network allows us to sell our services to an estimated universe of 30.4 million addressable lines, an estimated 10.9 million of which are within our specific target market of small and medium size business customers.

     Our 16 host switching sites are connected to each other by cable, which allows us to transmit voice calls and data traffic using asynchronous transfer mode technology. Asynchronous transfer mode technology allows both voice calls and data traffic to be transported in digital form over a single cable connection at high speeds and reasonable costs. The introduction of SDSL technology into our network has allowed us to transport both voice calls and data traffic in digital form on a single telephone line from a customer's location to one of our switches when this technology is applicable.

     We install xDSL equipment at our collocation sites, at our switch sites and at our customers' locations. The xDSL equipment we use is manufactured by Copper Mountain, Turnstone and Tollbridge Technologies. Where installed, this equipment allows us to deliver multiple voice calls and data traffic over a single, standard telephone line and is expected to provide us with substantial cost savings. Using SDSL technology, we can increase the amount of information we carry on a standard telephone line, which we refer to as bandwidth, to as much as 1.5 million bits per second or "Mbps". This bandwidth is the equivalent of 24 regular voice telephone lines. Our SDSL equipment is programmed to allocate the available bandwidth. For example, voice calls are carried at 64 thousand bits per second or "Kbps"; if a customer has eight phone lines and all are in use at the same time, then 512 Kbps (eight phone lines multiplied by 64 Kbps each) of the total 1.5 Mbps are allocated for the voice calls. The remaining bandwidth, 988 Kbps, is available to carry the data traffic.

     We believe this technology, when applicable based on the quality of the incumbent carriers' copper plant network, significantly reduces our customers' potential for service outages when the incumbent carrier moves the standard telephone line from their equipment to ours. Additionally, we believe this technology reduces our costs since we lease a reduced number of standard telephone lines per customer from the incumbent carrier. For example, if a customer today has eight voice lines, we must order from and provision through the incumbent carrier eight individual standard telephone lines. If the same customer were to buy our service offering and we deliver the service using SDSL technology, we only order and provision one standard telephone line from the incumbent carrier. Also, we expect that future products and services designed to take advantage of the increased bandwidth provided by xDSL technologies will allow us to generate incremental revenue with attractive margins.

     Interconnection Agreements and Competitive Carrier Certifications. We have interconnection agreements with Sprint for Nevada and Florida; BellSouth for Georgia, Tennessee, North Carolina, Louisiana and Florida; GTE and PacBell for California; Verizon for Massachusetts, Rhode Island, Maryland, New Jersey, Virginia, District of Columbia, New York and Pennsylvania; Southwestern Bell for Texas, Oklahoma, Missouri, Kansas, Arkansas, Illinois, Michigan, Ohio, Wisconsin and Indiana; Qwest for Arizona, Washington, Oregon, Utah, Colorado, Minnesota and Frontier for New York. These agreements expire on various dates through October 2003. In some cases, one or both parties may be entitled to demand renegotiation of particular provisions in an existing interconnection agreement based on intervening changes in the law. We are certified as a competitive carrier in all of our existing markets and have applied for or obtained competitive carrier certification in 26 additional markets.

SERVICE DEPLOYMENT AND OPERATIONS

     Customer Service. We strive to provide high quality customer service through:

     - Personnel. Our customer service representatives and sales personnel are well trained and attentive to our customers' needs.

     - Call Center. Our three customer service centers provide for coverage 24 hours a day, seven days a week. Calls from our customers are answered and responded to with minimal wait time.

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

     Process Automation. We have developed a comprehensive, proprietary operations support system to manage our business. Our proprietary system provides integrated features addressing customer care, billing and collections, general ledger, payroll, fixed asset tracking and personnel management. Additionally, customer service representatives are able to handle all customer service inquiries, including billing questions and repair calls, with the information available from our integrated system.

     We believe our current system is adaptable to changing circumstances and multiple incumbent carrier provisioning systems and will be able to support our operations throughout our planned growth. Since 1998, we have been developing and implementing electronic order interfaces with all of the incumbent carriers with which we work designed to improve provisioning performance by eliminating manual keying of information and the need to fax paper orders back and forth. These interfaces, also known as "electronic bonding," substantially reduce the time, number of steps and duplication of work typically involved in the provisioning process, substantially lowering our costs and providing a more attractive solution to our customers. To improve our provisioning processes with all our current incumbent carriers, we have completed the implementation of electronic order interface software.

     The billing component of our operations support system is designed to track and bill all forms of local service, including line and feature charges as well as long distance charges and data services. We can accommodate business customers desiring a single bill for many locations, summary bills without detail or a number of other types of customized bills.

     We believe the sector of the telecommunications industry in which we operate has matured to the point that several third-party sources exist that provide additional functionality for operations support systems. We are evaluating several of these vendors and plan to deploy some number of third-party components into our back-office system during 2001. The selection of these packages will be made dependent on each package's ability to add efficiency and/or economy into our operations.

GOVERNMENT REGULATIONS

  Overview

     Our services are regulated at the federal, state and local levels. The FCC exercises jurisdiction over all facilities of, and services offered by, communications common carriers like us, as long as those facilities are used in connection with interstate or international communications. State regulatory commissions have some jurisdiction over most of the same facilities and services if they are used in connection with communications within the state. In recent years, there has been a dramatic change in the regulation of telephone services at both federal and state levels as both legislative and regulatory bodies seek to enhance competition in both the local exchange and interexchange service markets. These efforts are ongoing and many of the legislative measures and regulations adopted are subject to judicial review. We cannot predict the impact on us of the results of these ongoing legislative and regulatory efforts or the outcome of any judicial review.

  Federal Regulation

     The FCC regulates interstate and international communications services, including access to local telephone facilities to place and receive interstate and international calls. We provide these services as a common carrier. The FCC imposes more regulation on common carriers that have some degree of market power, such as incumbent local exchange carriers. The FCC imposes less regulation on common carriers without market power including competitive carriers like us. The FCC grants automatic authority to carriers to provide interstate long distance service, but requires common carriers to receive an authorization to construct and operate communications facilities, and to provide or resell communications services, between the United States and international points.

     The FCC mandated the detariffing of domestic, interstate, interexchange services of nondominant carriers. On April 28, 2000, the U.S. Court of Appeals for the D.C. Circuit upheld a 1996 FCC order requiring detariffing of these services. Effective January 31, 2001, all non-dominant carriers are required to either cancel or permit the expiration of tariffs governing contract-type services. Mass market consumer services similarly will be detariffed on July 31, 2001. We continue to file FCC tariffs for our international offerings, setting forth our rates, terms, and conditions for international services. Even without interstate tariffing, however, carriers offering interstate services must charge just and reasonable rates and must not discriminate among like customers for like services.

     On June 16, 2000, the FCC also requested that renewed comment on the related subject of mandatory detariffing of interstate access charges. Mandatory detariffing of the charge local phone companies assess on interexchange carriers for use of their local facilities to originate and terminate toll calls could have a material effect on the amount of revenue we collect from long distance carriers because we will no longer be able to rely on the enforceability of our filed tariffs to collect access charges from long distance carriers. Our costs also could increase if we are required to negotiate rates with the hundreds of interexchange carriers whose services our local customers use.

     The FCC imposes numerous other regulations on carriers subject to its jurisdiction, some of the most important of which are discussed below. It also hears complaints against carriers filed by customers or other carriers and levies various charges and fees.

     Except for certain restrictions placed on the Bell operating companies, the Telecommunications Act permits virtually any entity, including cable television companies and electric and gas utilities, to enter any communications market. The Telecommunications Act takes precedence over inconsistent state regulation. However, entities that enter communications markets must follow state regulations relating to safety, quality, consumer protection and other matters. Implementation of the Telecommunications Act continues to be affected by numerous federal and state policy rulemaking proceedings and review by courts. We are uncertain as to how our business may be affected by these proceedings.

     The Telecommunications Act is intended to promote competition. The Telecommunications Act opens the local services market to competition by requiring incumbent carriers to permit interconnection to their networks and by establishing incumbent carrier and competitive carrier obligations with respect to:

          Reciprocal Compensation. All incumbent carriers and competitive carriers are currently required to complete local calls originated by each other under reciprocal arrangements at prices based on tariffs or negotiated prices.

          Resale. All incumbent carriers and competitive carriers are required to permit resale of their communications services without unreasonable restrictions or conditions. In addition, incumbent carriers are required to offer wholesale versions of all retail services to other common carriers for resale at discounted rates, based on the costs avoided by the incumbent carrier by offering these services on a wholesale basis.

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

          Number Portability. All incumbent carriers and competitive carriers are required to permit users of communications services to retain their existing telephone numbers without impairing quality, reliability or convenience when switching from one common carrier to another.

          Dialing Parity. All incumbent carriers and competitive carriers are required to provide "1+" equal access dialing to competing providers of long distance service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing, with no unreasonable dialing delays.

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

     In August 1996, the FCC established rules to implement the incumbent carrier interconnection obligations described above. On July 18, 1997, a U.S. Court of Appeals court overturned portions of these rules and narrowly interpreted the FCC's power to establish and enforce rules implementing the Telecommunications Act. On January 25, 1999, the United States Supreme Court reversed the Appeals Court decision and confirmed the FCC's broad authority to issue rules implementing the Telecommunications Act. Specifically, the Supreme Court decided that:

     - the FCC has jurisdiction over pricing of unbundled network elements; and

     - the FCC has authority to make rules allowing a competitive carrier to "pick and choose" among the most favorable terms from existing agreements between an incumbent carrier and other competitive carriers.

     On the other hand, the Supreme Court vacated an FCC rule which described the network elements the incumbent carriers must provide to competitors on an unbundled basis. This required the FCC to re-examine its rules regarding which unbundled network elements must be made available to competitors. In a November 5, 1999 order, the FCC adopted a "necessary" and "impair" standard for determining whether incumbents must unbundle a network element. Applying the revised standard, the FCC reaffirmed that incumbents must provide unbundled access to six of the original seven network elements that it required to be unbundled in the original order in 1996. The FCC determined that it is generally no longer necessary for incumbent carriers to provide competitive carriers access to their operator and directory assistance services or switching access to in densely populated areas. The FCC concluded that the market has developed since 1996 to where competitors can and do self-provision these services. It also added dark fiber to the list of network elements that incumbents must make available at cost.

     The prices that incumbent carriers may charge for access to these network elements will shortly be resolved, as the Supreme Court, on January 22, 2001 agreed to consider whether incumbent carriers should be required to price these network elements based on the efficient replacement cost of existing technology, as the FCC methodology now requires, or whether the price of these elements should be based on their historical costs. The Court also will consider whether the FCC may require incumbent carriers to combine certain previously uncombined elements at the request of a competitive carrier. We cannot predict the outcome of this case.

     On March 31, 1999, the FCC issued an order requiring incumbent carriers to provide alternatives to traditional physical collocation, including providing carriers with their own dedicated spaces in which to install their equipment. In addition, the FCC ruled that incumbent carriers must allow competitive carriers to collocate advanced services equipment and perform their own labor in connecting their equipment within the incumbent carrier's central office. On March 17, 2000, the D.C. Circuit U.S. Court of Appeals upheld parts and vacated parts of the FCC's collocation order and remanded it to the FCC for further consideration. The court found that the FCC's order appeared to impermissibly require the collocation of equipment beyond what was "necessary" for interconnection or access to unbundled network elements. The court specifically questioned any obligation to collocate "multifunction equipment" combining features that are "necessary" for interconnection or access to unbundled network elements with features that are not. The court also found that certain of the rules relating to the manner of collocation, such as permitting competitors to select whatever space they desire on the incumbent carrier's premises, were too expansive. The court remanded the order to the FCC for further consideration of these points.

     On August 10, 2000, the FCC issued an order further strengthening its collocation rules and, in response to the Court of Appeal's remand, a notice seeking comment on additional changes to its collocation rules, The FCC required incumbent carriers to provide physical collocation, including cageless collocation, no later than 90 calendar days following receipt of a request for collocation, except where states have already established other collocation provision intervals. It also clarified that an incumbent carrier must allow a competitive carrier to construct a controlled environmental vault or similar structure on land adjacent to an incumbent carrier structure that lacks physical collocation space. With respect to the D.C. Circuit Court's remand of its March 31, 1999 order, the FCC sought comment on a variety of issues relating to what equipment an incumbent must allow a competitive carrier to physically collocate and how physical collocation space should be assigned. We are unable to predict the outcome of any future proceedings or their impact, if any, on us.

     On November 18, 1999, the FCC ordered incumbent carriers to share their telephone lines with providers of high speed Internet access and other data services. The FCC has indicated that competitive carriers may obtain access to the high-frequency portion of a standard telephone line from the incumbent carriers. As a result, competitive carriers will be able to provide DSL-based services over the same telephone lines simultaneously used by the incumbent carrier to provide voice services, and competitors will no longer need to purchase a separate telephone line from the incumbent carrier to provide DSL services. The ruling could have an unfavorable effect on our business by making it easier for some of our competitors to provide DSL services. In a January 19, 2001 order addressing petitions for reconsideration of the previous order on line sharing, the FCC gave competitive local exchange carriers a major win by expanding incumbent local exchange carriers' line-sharing and line-splitting duties. Incumbent carriers now must provide line sharing over an entire loop even if they deploy fiber in the loop to supplement or replace the original copper line.

     The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies from providing long distance services and engaging in communications equipment manufacturing. Before the passage of the Telecommunications Act, the regional Bell operating companies were restricted to providing services within a distinct geographical area known as a local access and transport area. The Telecommunications Act permits the regional Bell operating companies to provide long distance service immediately in areas outside of their market regions and within their market regions once they have satisfied several procedural and substantive requirements, including:

     - a showing that the regional Bell operating company is subject to meaningful local competition in the area in which it seeks to offer long distance service; and

     - a determination that the regional Bell operating company's entry into long distance markets is in the public interest.

     In December 1999, the FCC approved Verizon's (f/k/a Bell Atlantic) request to provide long distance service to its New York customers. Verizon filed, withdrew and then refiled in January 2001, an application to provide long distance service in Massachusetts. SBC is the only other Bell company to seek and obtain such interstate long distance authority. On July 3, 2000, the FCC approved an SBC request to provide such service in Texas. On January 22, 2001, it also granted SBC authority in Kansas and Oklahoma, when it approved the first multi-state long distance application. Additional requests of the Bell companies are pending before a number of state commissions. As regional Bell operating companies are allowed to offer long distance services in one or more of our markets, our business will be unfavorably affected.

     In addition, we anticipate the reintroduction in the new Congress of proposed legislation that would eliminate FCC review of Bell company applications for entry into the in-region long distance market and compliance with the Telecommunications Act's competitive checklist. If such legislation is enacted, it would significantly erode the incentives of incumbent carriers to cooperate with competitors, and it would have a very adverse impact on our ability to compete in the local market. Reintroduction of a bill sponsored by the newly elected House Energy and Commerce Committee Chairman W. J. Tauzin (R-LA) in the last Congress could have a similarly negative impact on our ability to provide advanced telecommunications services. That bill, known as the Broadband Regulatory Relief Plan, would permit the Bell operating companies to build data networks across local access and transport area boundaries without having to satisfy the local market-opening requirements of the Telecommunications Act.

     The FCC has initiated a rulemaking proceeding to consider whether to permit regional Bell operating companies to eventually offer high-speed data services between local access and transport areas through a separate subsidiaries, without first having to demonstrate that they have met the FCC procedural and substantive requirements referred to above. Although the FCC has not acted in this rulemaking, in approving the merger of SBC and Ameritech, it authorized the merged entity to provide advanced data services using a separate subsidiary provided specific conditions relating to the status of competition are met. A similar condition was accepted by Verizon in obtaining authority to provide long distance services in New York.

     On November 9, 1999, the FCC released a decision which concluded that advanced services, such as DSL, sold by incumbent carriers to Internet service providers and bundled by Internet service providers with its other services are not subject to the resale obligations of the Act. This decision will allow incumbent carriers to provide Internet service providers with special rate packages for DSL on terms and conditions not available to us.

     In two orders released on December 24, 1996 and May 16, 1997, the FCC made major changes in the structure of the access charges incumbent carriers impose for the use of their facilities to originate or complete interstate and international calls. The December 24th order permitted incumbent carriers to lower access charges. The May 16th order granted incumbent carriers subject to the FCC's price cap rules increased pricing flexibility upon demonstrations of increased competition or potential competition in their markets. The manner in which these changes are implemented could have a material effect on the amount of switched access charges we collect from long distance carriers. On May 31, 2000, the FCC adopted an integrated interstate access reform and universal service proposal put forth by the members of the Coalition for Affordable Local and Long Distance Communications. The plan simultaneously removes implicit subsidies from the interstate access charge system for incumbent carriers and replaces the subsidies with a new interstate universal support system. The FCC also initiated a rulemaking in December 2000 in which it is currently considering whether and how to reform the manner in which competitive local exchange carriers may tariff the charges for the local exchange access service that they provide to interexchange carriers. Although the FCC previously adopted a policy of permissive detariffing for competitive carriers, it is now considering whether to establish a benchmark for competitive carriers' access rates and whether to adopt mandatory detariffing of these rates. Our business will be unfavorably affected if mandatory detariffing is adopted for competitive carriers.

     In the fourth quarter of 2000, we reached a settlement in our litigation with Sprint over the access charges we have billed to it. In December 1999, we filed a complaint before the FCC to obtain an order compelling Sprint to pay our tariffed rate for access charges. In January 2000, Sprint filed a complaint against us before the FCC seeking a declaration that Sprint should be entitled to recover any amounts it may be ordered to pay to us under our complaint on the basis that our charges are unjust and unreasonable. We recently settled a litigation with AT&T over substantially similar issues after receiving a favorable decision from the FCC. On June 9, 2000, the FCC released an order denying Sprint's claim that our access rates are unjust and unreasonable. In May 2000, Sprint filed a second complaint against us before the FCC alleging that we are discriminating against Sprint by charging it tariffed access rates while charging other long distance carriers different contract rates. Our settlement with Sprint resolves this Sprint second complaint, our complaint seeking payment of tariffed charges by Sprint, and Sprint's appeal of the FCC order.

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

     As part of the same August 1999 order, the FCC initiated another proceeding to consider additional pricing flexibility proposals for incumbent carriers. This proceeding also will consider the reasonableness of competitive carrier access charges and it seeks comment on whether the FCC should adopt rules to regulate competitive carrier access charges. In addition, the FCC's rulemaking is examining whether any statutory or regulatory constraints prevent long distance carriers from declining to accept a competitive carrier's access services, and if so, under what circumstances. We cannot predict the outcome of the rulemaking, which may have an unfavorable effect on our business.

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

     On February 26, 1999, the FCC ruled that Internet service provider traffic is interstate in nature and within the FCC's jurisdiction but that its current rules neither require nor prohibit the payment of reciprocal compensation for these calls. In the absence of a federal rule, the FCC concluded that parties would be bound by the terms of their interconnection agreements. On March 24, 2000, the Court of Appeals vacated certain provisions of this ruling, questioning the FCC's jurisdictional analysis and how it differentiated between local services and exchange access services. The FCC initiated a rulemaking on June 23, 2000, seeking comment on the jurisdictional nature of Internet service provider-bound traffic and asking commenting parties to provide descriptions of innovative inter-carrier compensation mechanisms for such traffic. The FCC has not yet reached a decision on this issue.

     Many, but not all, state commissions and several federal and state courts have ruled that reciprocal compensation arrangements under interconnection agreements existing prior to the FCC decision apply to calls to Internet service providers. There are, however, ongoing disputes concerning the appropriate treatment of Internet service provider traffic under new interconnection agreements, and many new agreements specifically exclude Internet-bound traffic from the definition of "local traffic."

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

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy program. This order established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded federal subsidies for local dialtone services provided to low-income consumers. Providers of interstate telecommunications service, including us, must contribute to these programs. On July 30, 1999, the U.S. Court of Appeals issued a decision partially upholding the FCC's order but precluding the FCC from basing the amount a carrier must contribute to the subsidy program on a carrier's intrastate revenues. On a quarterly basis, the FCC announces the contribution factor proposed for the next quarter. For the first quarter of the year 2001, the contribution factor is 0.066827 of a provider's interstate and international revenue for the previous year. We intend to recover our share of these costs through charges assessed directly to our customers and participation in federally subsidized programs. On November 2, 1999, the FCC revised its proposed methodology for subsidizing service provided by non-rural carriers in high cost areas. This action may result in further substantial increases in the cost of the subsidy program. The net financial effect of these regulations on us cannot be determined at this time.

     In 1994, Congress adopted the Communications Assistance for Law Enforcement Act ("CALEA") to insure that law enforcement agencies would be able to conduct properly authorized electronic surveillance over the new digital and wireless media as well as traditional wireline carriers. An interim technical standard was released in 1997 and the FCC recently required carriers to have additional capabilities requested by law enforcement authorities and directed that the interim standard be revised. Some in the industry believe that the cost of providing these additional capabilities is unreasonably high and the FCC's decision has been appealed. CALEA requires telecommunications carriers to modify their equipment, facilities and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were originally scheduled to be completed by October 25, 1998, but in accord with an extension granted by the FCC, must now generally be completed by June 30, 2001. However, for wireline, cellular and broadband Personal Communications Services carriers, implementation of a packet-mode capability and six Department of Justice/Federal Bureau of Investigation "punch list" capabilities must be completed by September 30, 2001.

  State Regulation

     The implementation of the Telecommunications Act is subject to numerous state rulemaking proceedings. As a result, it is currently difficult to predict how quickly full competition for local services, including local dialtone, will be introduced.

     To provide services within a state, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements. To date, we have satisfied state requirements to provide local and intrastate long distance services in 27 states and the District of Columbia and have applied for competitive carrier certification in three additional states.

     State regulatory agencies have jurisdiction over our facilities and services used to provide intrastate services, including our rates. State agencies require us to file periodic reports, pay various fees and assessments and comply with rules governing quality of service, consumer protection and similar issues. These agencies may also have to approve the transfer of assets or customers located in the state, a change of control of our company or our issuance of securities or assumption of debt. The specific requirements vary from state to state. State regulatory agencies also must approve our interconnection agreements with incumbent carriers. Price cap or rate of return regulation for competitive carriers does not apply in any of our current or planned expansion markets. However, we cannot assure you that the imposition of new regulatory burdens in a particular state will not affect the profitability of our services in that state.

  Local Regulation

     Our networks must comply with numerous local regulations such as building codes, municipal franchise requirements and licensing. These regulations vary on a city by city and county by county basis. In some of the areas where we provide service, we may have to comply with municipal franchise requirements and may be required to pay license or franchise fees based on a percentage of gross revenue or other factors. Municipalities that do not currently impose fees may seek to impose fees in the future. We cannot assure you that fees will remain at their current levels following the expiration of existing franchises.

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

     A continuing trend toward consolidation of communications companies and the formation of strategic alliances within the communications industry, as well as the development of new technologies, could give rise to significant new competitors. For example, WorldCom merged with MCI Communications and AT&T has acquired Teleport Communications Group Inc., a competitive carrier, and Tele-Communications, Inc., a cable, communications and high-speed Internet services provider, and has merged with another cable television company, MediaOne. Ameritech Corporation has merged with SBC, Bell Atlantic has merged with GTE Corporation (to form Verizon Communications) and Qwest has merged with US West. Following this wave of consolidation, there are now only four remaining regional Bell operating companies. Time Warner and AOL also have merged. These types of consolidations and other strategic alliances could put us at a competitive disadvantage.

  Local Dialtone Services

     Incumbent Carriers

     In each of the markets we target, we will compete principally with the incumbent carrier serving that area. We believe the regional Bell operating companies are aggressively seeking to be able to offer long distance service in their service territories. In January 2000, Bell Atlantic began offering long distance service in New York. Additionally, the FCC approved an SBC request to offer long distance service in Texas on July 3, 2000. On January 22, 2001, the FCC also granted SBC authority in Kansas and Oklahoma. Many experts expect one or more of the other regional Bell operating companies to be successful in entering the long distance market in 2001. We believe the regional Bell operating companies expect to offset losses of market share in their local markets by attempting to capture a large percentage of the long distance market in their market areas, especially among residential users where their strong regional brand names and extensive advertising campaigns may be very successful. In addition, a continuing trend toward business combinations and alliances in the communications industry may create significant new competitors for us.

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

     Competitive Carriers/Long Distance Carriers/Other Market Entrants

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

     A number of competitive carriers have entered or announced their intention to enter one or more of our markets. We believe that not all competitive carriers, however, are pursuing the same target customers we pursue. We intend to keep our prices at levels below those of the incumbent carriers while providing, in our opinion, a higher level of service and responsiveness to our customers. Innovative packaging and pricing of basic telephone services are expected to provide competitive differentiation for us in each of our markets.

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

PERSONNEL

     As of March 1, 2001, we had approximately 2,100 employees, a 147% increase over the 849 employees at December 31, 1999. We expect to continue to increase the number of our employees during the balance of 2001.

     We have non-disclosure and non-compete agreements with our executive employees. None of our employees are represented by a collective bargaining agreement.

                                  RISK FACTORS

WE EXPECT OUR LOSSES TO CONTINUE AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE REQUIREMENTS

     We recorded net losses before extraordinary items of $224.6 million in 2000, $69.8 million in 1999 and $32.1 million in 1998. In addition, we had negative cash flow from operations of $141.5 million in 2000, $45.9 million in 1999 and $24.2 million in 1998. We do not generate enough cash flow to cover our operating and investing expenses. Our historical earnings were insufficient to cover combined fixed charges and dividends on preferred stock by $252.2 million for the year ended December 31, 2000. Combined fixed charges and dividends include interest and dividends, whether paid or accrued. We expect to record significant net losses and generate negative cash flow from operations for the foreseeable future. We cannot assure you that we will achieve or sustain profitability or generate sufficient positive cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements.

OUR SUBSTANTIAL DEBT CREATES FINANCIAL AND OPERATING RISK

     We have a substantial amount of debt. As of December 31, 2000, we had approximately $485.1 million of total debt outstanding. The terms of our outstanding debt limit, but do not prohibit, us from incurring additional debt. For example, the indentures for our outstanding debt allow us to incur an unlimited amount of debt to finance the cost of acquiring equipment used in our business. We expect to incur significant amounts of additional debt in the future to fund our expansion into new markets, develop our network and expand our customer base. Our level of debt could have important consequences to you, including the following:

     - It could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, joint ventures and general corporate purposes;

     - It could require us to dedicate a substantial portion of our cash flow from operations to payments of principal and interest on our debt, thereby reducing the funds available to us for expansion or other purposes, including working capital, capital expenditures, acquisitions, joint ventures and general corporate purposes;

     - It could make us more vulnerable to changes in general economic conditions or increases in prevailing interest rates; limiting our ability to withstand competitive pressures and reducing our flexibility in responding to changing business and economic conditions;

     - It could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

     - It could place us at a competitive disadvantage compared to our competitors that have less debt; and

     - Our failure to comply with the restrictions contained in any of our financing agreements could lead to a default which could result in our being required to repay all of our outstanding debt.

OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF OUR INDEBTEDNESS WHEN DUE

     Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash flow in the future. We cannot assure you that our business will generate sufficient cash flow from operations to meet our debt service requirements. Our cash flow from operations may be insufficient to repay our indebtedness at scheduled maturity and some or all of such indebtedness may have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under certain circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to our indebtedness.

WE MAY NEED SIGNIFICANT ADDITIONAL FUNDS THAT WE MAY NOT BE ABLE TO OBTAIN

     We may require significant amounts of capital to fund the development and expansion of our business and services as well as operating costs and debt service. If we cannot generate or otherwise obtain sufficient funds, this may have a negative impact on our growth and our ability to compete in the communications industry. We expect to fund our capital requirements through existing resources, internally generated funds and debt or equity financing. We cannot assure you we will be successful in raising sufficient debt or equity financing on acceptable terms.

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

     - the possibility that uniform standards, controls, procedures and policies may not be maintained;

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

     - our limited operating history, which makes predicting future results difficult;

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

THE TERMS OF OUR DEBT COVENANTS AND PREFERRED STOCK COULD LIMIT HOW WE CONDUCT OUR BUSINESS AND OUR ABILITY TO RAISE ADDITIONAL FUNDS

     The agreements which govern the terms of our debt contain covenants that may restrict our ability to:

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

OUR SUCCESS DEPENDS ON THE EFFECTIVENESS OF OUR MANAGEMENT

     Our business is managed by a small number of key management personnel, the loss of some of whom could impair our ability to carry out our planned expansion. We believe our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel. We do not maintain key man insurance on our officers.

     Our chief executive officer, chief financial officer and the other members of our senior management team have been with the company for fifteen months or less. We cannot assure you that our new senior officers will be effective in managing our company.

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

OUR FAILURE TO SUCCESSFULLY TERMINATE OR SUBLEASE OUR SURPLUS SWITCH SITES AND COLLOCATIONS IN LINE WITH OUR ESTIMATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     We have estimated the charges to be incurred in connection with our plans to cancel our surplus collocation sites and our entry into twelve markets in the Northeast and Northwest. Our failure to successfully redeploy or sell equipment no longer required for these switch sites and collocations and our inability to terminate or sublease the switch sites and collocations in line with our estimates could adversely affect our financial condition.

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

WE MAY NOT BE ABLE TO SERVICE OUR CUSTOMERS IF WE CANNOT SECURE SUFFICIENT TELEPHONE LINES AND CABLE TO MEET OUR FUTURE NEEDS

     We may not be able to lease sufficient telephone lines and cable in markets we want to enter or renew our lease arrangements or obtain comparable arrangements from other carriers in our existing markets. Because we lease rather than construct telephone lines and cable in each of our markets, we would be unable to service our customers if we are not able to obtain sufficient telephone lines and cable. Our inability to lease sufficient telephone lines and cable could result in the loss of customers, the inability to add new customers and limitations on our ability to enter new markets.

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

THE TELECOMMUNICATIONS INDUSTRY IS HIGHLY COMPETITIVE WITH PARTICIPANTS THAT HAVE GREATER RESOURCES THAN WE DO, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY

     Our success depends upon our ability to compete with other telecommunications providers in each of our markets, many of which have substantially greater financial, marketing and other resources than we have. In addition, competitive alternatives may result in substantial customer turnover in the future. A growing trend towards consolidation of communications companies and the formation of strategic alliances within the communications industry, as well as the development of new technologies, could give rise to significant new competitors. We cannot assure you that we will be able to compete successfully. For more information regarding the competitive environment in which we operate, please see "Competition."

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

     The Internet is comprised of many Internet service providers and underlying transport providers who operate their own networks and interconnect with other Internet service providers at various points. As we commence the operation of Internet services, connections to the Internet will be provided through wholesale carriers. We anticipate as our volume increases, we will enter into reciprocal agreements with other Internet service providers. We cannot assure you other national Internet service providers will maintain reciprocal relationships with us. If we are unable to maintain these relationships, our Internet services may not be attractive to our target customers, which would impair our ability to retain and attract customers. In addition, the requirements associated with maintaining relationships with the major national Internet service providers may change. We cannot assure you that we will be able to expand or adapt our network infrastructure to meet any new requirements on a timely basis, at a reasonable cost, or at all.

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

CHANGES IN LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS AND NEGATIVELY AFFECT OUR COSTS AND COMPETITIVE POSITION

     A significant number of the services we offer are regulated at the federal, state and/or local levels. If these laws and regulations change or if the administrative implementation of laws develops in an adverse manner, there could be an adverse impact on our costs and competitive position. In addition, we may expend significant financial and managerial resources to participate in administrative proceedings at either the federal or state level, without achieving a favorable result. We believe incumbent carriers and others may work aggressively to modify or restrict the operation of many provisions of the Telecommunications Act. We expect incumbent carriers and others to continue to pursue litigation in courts, institute administrative proceedings with the Federal Communications Commission or FCC and other regulatory agencies and lobby the United States Congress, all in an effort to affect laws and regulations in a manner favorable to them and against the interest of competitive carriers. We believe that the change in the make-up of the FCC and leadership changes in the Congress may create an anti-competitive atmosphere that is more favorable to the incumbent carriers. For more details about our regulatory situation, please see "-- Government Regulations."

WE MAY FACE CHALLENGES TO THE USE OF THE MPOWER TRADEMARK

     Other companies utilizing trademarks that are similar to the Mpower trademark may at some time challenge our use of the Mpower mark. A challenge to the mark could result in litigation to defend our mark and could ultimately require us to adopt a new trademark for our services and products.

AN ADVERSE DECISION IN A CLASS ACTION LAWSUIT COMMENCED AGAINST US COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

     On September 20, 2000, a class action lawsuit was commenced against us, alleging violations of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and Section 11 of the Securities Act of 1933. While we have denied any wrongdoing and will vigorously contest the class action lawsuit, any judgment that is significantly greater than our available insurance coverage could have a material adverse effect on our results of operations and/or financial condition.

THE PRICES WE CHARGE FOR OUR SERVICES AND PAY FOR THE USE OF SERVICES OF INCUMBENT CARRIERS AND OTHER COMPETITIVE CARRIERS MAY BE NEGATIVELY AFFECTED IN REGULATORY PROCEEDINGS, WHICH COULD RESULT IN DECREASED REVENUES, INCREASED COSTS AND LOSS OF BUSINESS

     If we were required to decrease the prices we charge for our services or to pay higher prices for services we purchase from incumbent carriers and other competitive carriers, it would have an adverse effect on our ability to achieve profitability and offer competitively priced services. We must file tariffs with state and federal regulators which indicate the prices we charge for our services. In addition, we purchase some tariffed services from incumbent carriers and/or competitive carriers. The rates we pay for other services we purchase from incumbent carriers and other competitive carriers are set by negotiations between the parties. All of the tariffed prices may be challenged in regulatory proceedings by customers, including incumbent carriers, competitive carriers and long distance carriers who purchase these services. These negotiated rates are also subject to regulatory review. In August 1999, the FCC initiated a proceeding which is considering the reasonableness of competitive carrier access charges and is seeking comments on whether the FCC should regulate the access charges set by competitive carriers. While the outcome of this proceeding cannot be predicted, if we were required to decrease our access charges or if our costs increased because we had to negotiate access charges with all long distance providers, it could have an adverse effect on our expected revenues.

OUR FORWARD-LOOKING STATEMENTS MAY MATERIALLY DIFFER FROM ACTUAL EVENTS OR
RESULTS

     This Report contains "forward-looking statements," which you can generally identify by our use of forward-looking words including "believe," "expect," "intend," "may," "will," "should," "could," "anticipate" or "plan" or the negative or other variations of these terms or comparable terminology, or by discussion of strategies that involve risks and uncertainties. We often use these types of statements when discussing:

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

ITEM 2.  PROPERTY

     We have leased office space in the Rochester, New York area and we have moved our corporate headquarters to the Rochester area. The leased office space is 26,000 square feet. We have a ten year lease expiring in 2010.

     We also lease space in Las Vegas for our national customer service operations, national network operating center and local sales personnel. This lease expires in 2004. This facility is owned by a limited liability company which is principally owned by two of our directors, Maurice J. Gallagher, Jr. and Timothy P. Flynn.

     We own property housing our switches in California, Illinois and Florida. We also lease switch sites in Texas, Missouri, Ohio, Michigan, Georgia, Tennessee, Florida, Nevada and California expiring between 2005 and 2010. We have leased facilities to house our local sales and administration staff in each market.

     During third quarter 2000, we announced a plan to eliminate 339 collocations and delay our expansion into 12 Northeast and Northwest markets. We recorded a non-recurring network optimization charge of $12.0 million that represents estimated amounts paid or to be paid to incumbent local exchange carriers for collocation sites for which we have decided to discontinue entrance.

     During February 2001, we announced the cancellation of our plans to enter those markets and the related elimination of an additional 351 collocations. We expect to record an additional network optimization charge of $20.0 million to $24.0 million in the first quarter of 2001 associated with the investment we made in switch sites and collocations for these markets.

     With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or redeploy network equipment for growth in our existing network and other factors.

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

     In July 2000, we filed a complaint in U.S. District Court District of Nevada, to enjoin Sprint Corporation from anti-competitive conduct in the Las Vegas market. In August 2000, we filed a complaint against BellSouth Telecommunications, Inc. to enjoin BellSouth from anti-competitive conduct in the Southern Florida area. The final outcome of these disputes is uncertain.

     On September 20, 2000, a class action lawsuit was commenced against us and our chief executive officer, Rolla P. Huff, in federal court for the Western District of New York. On March 6, 2001, an amended consolidated class action complaint was served in that action, seeking to recover damages for alleged violations by us of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and section 11 of the Securities Act of 1933. The amended consolidated complaint also seeks to recover damages against several of our officers and members of our board of directors in addition to Mr. Huff. The amended consolidated complaint also names various underwriters as defendants in the action.

     We and the individual defendant officers and board members have denied any wrongdoing and will vigorously contest the class action suit. Any judgement that is significantly greater than our available insurance coverage could have a material adverse effect on our results of operations and/or financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock, $0.001 par value, traded on the NASDAQ Stock Market under the symbol "MGCX" from May 11, 1998 (the date of our initial public offering) until February 18, 2000. On February 18, 2000, our common stock began trading under the symbol "MPWR." As of March 1, 2001, there were approximately 255 holders of record of our common stock. The following sets forth the reported high and low sale prices for the common stock for each quarterly period in fiscal 1999 and 2000, as adjusted for the three-for-two stock split paid in the form of a 50% stock dividend on August 28, 2000.

                                                              HIGH      LOW
                                                             ------    ------
Quarter Ending March 31, 1999..............................  $ 6.67    $ 4.00
Quarter Ending June 30, 1999...............................  $31.33    $ 6.00
Quarter Ending September 30, 1999..........................  $21.04    $10.37
Quarter Ending December 31, 1999...........................  $33.83    $13.13
Quarter Ending March 31, 2000..............................  $52.00    $28.33
Quarter Ending June 30, 2000...............................  $45.83    $24.04
Quarter Ending September 30, 2000..........................  $40.08    $ 4.88
Quarter Ending December 31, 2000...........................  $ 9.19    $ 2.50

     As of March 1, 2001, the closing price of our common stock was $4.19.

DIVIDENDS

     No cash dividends have ever been declared by us on our common stock. We intend to retain earnings to finance the development and growth of our business. We do not anticipate that any dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our board of directors. Our ability to declare and pay dividends on our common stock is restricted by certain covenants in our debt indentures and by the terms of our outstanding preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is as follows:

                                           2000        1999       1998       1997      1996
                                        ----------   --------   --------   --------   -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating revenues....................  $  146,862   $ 55,066   $ 18,249   $  3,791   $     1
Net loss..............................    (244,714)   (69,769)   (32,065)   (10,836)   (1,491)
Basic and diluted loss per share of
  common stock*.......................       (5.20)     (5.09)     (1.51)     (0.86)    (1.41)
          Total assets................   1,172,460    402,429    252,119    191,977    12,339
Long-term debt and capital lease
  obligations including current
  maturities..........................     485,081    161,935    157,295    156,637        --
Series A Convertible Redeemable
  Preferred Stock.....................          --         --         --     16,665        --
Series B Convertible Redeemable
  Preferred Stock.....................          --     55,363         --         --        --
Series C Convertible Redeemable
  Preferred Stock.....................      42,760     29,610         --         --        --
Series D Convertible Redeemable
  Preferred Stock.....................     202,126         --         --         --        --

---------------
* See Note 7 of Notes to Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     Mpower Communications Corp. is a growing communications company offering local dialtone, long distance, Internet access via dial-up or dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL") and other voice and data services primarily to small and medium size business customers. We have launched bundled voice and high-speed data services using SDSL technology in all of our current markets. We have one of the broadest geographic service areas of any competitive carrier providing local, long distance and data services, with 761 incumbent carrier central office collocation sites providing us access to approximately 30.4 million addressable lines at the end of 2000, an estimated 10.9 million of which specifically address our target market of small and medium size business customers. Over 730 of our central office collocation sites are SDSL capable. We currently deliver our services in 40 metropolitan areas in 15 states. At the end of 2000, we had 325,430 customer lines sold, of which 285,130 lines were in service.

     Our revenues are generated from sales of communications services consisting primarily of local phone services, long distance services, switched access billings and non-recurring charges, principally installation charges. Local, long distance and data services are generally provided and billed as a bundled offering under which customers pay a fixed amount for a package of combined local, long distance and data services. As a result, the portion of our revenues attributable to each kind of service is not identifiable and, therefore, we do not record or report these amounts separately.

     Our principal operating expenses consist of cost of operating revenues, selling expenses, general and administrative expenses, and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, long distance expenses and lease expenses for our switch sites and our collocation sites, the space we rent from the incumbent carriers for the purpose of installing our equipment to deliver our services to our customers. Selling expenses consist primarily of salaries and related personnel costs and facilities costs. General and administrative expenses consist primarily of salaries and related personnel costs, advertising expenses, provision for bad debts, professional fees and facilities expenses. Depreciation and amortization expense includes depreciation of switching and collocation equipment as well as general property and equipment and the amortization of goodwill and other intangibles.

     Building and expanding our network and business has required and will continue to require us to incur significant capital expenditures primarily consisting of the costs of purchasing switches and associated equipment, land for switching sites and constructing buildings or improving leased buildings to house our switching and collocation facilities. As part of our network growth strategy, we purchased and installed host switches in each of our markets while leasing the means of transporting voice and data traffic from these switches to our customers' telephones or other equipment. We believe this strategy, referred to as a "smart build" strategy, while initially increasing our level of capital expenditures and operating losses, will enhance our long-term financial performance in comparison to a resale strategy.

     We have experienced operating losses and generated negative cash flow from operations since inception and expect to continue to generate negative cash flow from operations for the foreseeable future while we continue to expand our existing network and develop our product offerings and customer base. During this period, we expect to incur significant operating losses as many of the fixed costs of providing service in new markets are incurred before significant revenue can be generated from those markets. In addition, we expect to incur significant marketing costs to build our initial base of customers in our new markets. We cannot assure investors that our revenue or customer base will grow or that we will be able to achieve or sustain positive cash flow from operations.

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 vs. 1999

     Total operating revenues increased to $146.9 million for the year ended December 31, 2000 as compared to $55.1 million for the year ended December 31, 1999. The 167% increase was primarily the result of the increase in the number of lines in service. Total lines in service increased 100% from 142,664 at December 31,

1999 to 285,130 at December 31, 2000. Our switched access revenues, which represented 39% of our total operating revenues for the year ended December 31, 2000, increased $38.1 million or 194% from the year ended December 31, 1999.

     Cost of operating revenues for the year ended December 31, 2000 was $119.8 million as compared to $42.1 million for the year ended December 31, 1999. The 185% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

     For the year ended December 31, 2000, selling expenses totaled $46.5 million, a 441% increase over the $8.6 million for the year ended December 31, 1999. The increase is primarily a result of increased costs attributable to our expanded geographic footprint and increased sales force and related sales support personnel.

     For the year ended December 31, 2000, general and administrative expenses totaled $134.6 million, a 205% increase over the $44.2 million for the year ended December 31, 1999. The increase is primarily a result of costs attributable to administrative personnel and facilities expenses necessary to support our continued network expansion.

     For the year ended December 31, 2000, we recorded $3.3 million in stock-based compensation compared to $0.7 million recorded in 1999. This expense relates to in-the-money stock options granted in 1999 and 2000. Due to the September 2000 repricing of stock options discussed in Note 6 of the accompanying consolidated financial statements, we are now subject to variable plan accounting which did not result in any expense recognition in 2000 due to our stock price at year end. However, we are unable to predict the expense which may be recognized in future periods as this amount is subject to fluctuations of the market price of our stock.

     During third quarter 2000, we announced a plan to eliminate 339 collocations and delay our expansion into 12 Northeast and Northwest markets. We recorded a non-recurring network optimization charge of $12.0 million that represents estimated amounts paid or to be paid to incumbent local exchange carriers for collocation sites for which we have decided to discontinue entrance.

     During February 2001, we announced the cancellation of our plans to enter those markets and the related elimination of an additional 351 collocations. We expect to record an additional network optimization charge of approximately $20.0 million to $24.0 million in the first quarter of 2001 associated with the investment we made in switch sites and collocations for these markets.

     With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or redeploy network equipment for growth in our existing network and other factors.

     For the year ended December 31, 2000, depreciation and amortization was $51.0 million as compared to $18.9 million for the year ended December 31, 1999. This increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

     Gross interest expense for fiscal 2000 totaled $56.6 million, as compared to $22.3 million for fiscal 1999. Interest capitalized for the year ended December 31, 2000 increased to $10.7 million as compared to $4.1 million for the year ended December 31, 1999. The increase in interest capitalized is due to the increase in switching equipment under construction. Gross interest expense is primarily attributable to the 13% Senior Secured Notes due 2010 we issued in March 2000 and the 13% Senior Secured Notes due 2004 issued in September 1997.

     Interest income was $41.5 million during the year ended December 31, 2000 compared to $7.7 million for the year ended December 31, 1999. The 438% increase is a result of increases in cash and investments during certain periods of 2000. Cash and investments have been used to purchase switching equipment, pay interest on the senior secured notes and fund operating losses.

     We incurred net losses before extraordinary items of $224.6 million and $69.8 million for the years ended December 31, 2000 and 1999, respectively.

     For the year ended December 31, 2000, we incurred an extraordinary loss on the early retirement of debt of $20.1 million. This was attributable to a series of exchanges of our long term debt as further described in Note 4 of the accompanying consolidated financial statements.

     For the year ended December 31, 2000, we recognized preferred stock dividends of $16.9 million paid in shares of our common stock to holders of our Series D convertible preferred stock. We also recognized $6.8 million of accretion to redemption value related to the Series B and Series C convertible preferred stock.

     Effective June 30, 2000, we acquired Primary Network, a provider of data-centric communications services to business and residential customers in the Midwest. From July 1, 2000, the results of Primary's operations are included in our consolidated financial statements.

  Year Ended December 31, 1999 vs. 1998

     Total operating revenues increased to $55.1 million for the year ended December 31, 1999 as compared to $18.2 million for the year ended December 31, 1998. The 202% increase was primarily the result of the increase in the number of lines in service. Total lines in service increased 199% from 47,744 at December 31, 1998 to 142,664 at December 31, 1999. In addition, long distance service, which was added to our product offerings in February 1998, contributed to the revenue base for the full twelve-month period in 1999, but only for ten full months in 1998. Our switched access revenues, which represented 35% of our total operating revenues for the year ended December 31, 1999, increased $12.1 million or 164% from the year ended December 31, 1998 to the year ended December 31, 1999.

     Cost of operating revenues for the year ended December 31, 1999 was $42.1 million as compared to $10.6 million for the year ended December 31, 1998. The 298% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

     For the year ended December 31, 1999, selling expenses totaled $8.6 million, a 139% increase over the $3.6 million for the year ended December 31, 1998. The increase is a result of increased costs attributable to marketing and delivering our service.

     For the year ended December 31, 1999, general and administrative expenses totaled $44.2 million, a 113% increase over the $20.9 million for the year ended December 31, 1998. The increase is a result of costs attributable to supporting our continued network expansion.

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

     For the year ended December 31, 1999, we recognized an accrued preferred stock dividend of $2.6 million, a beneficial conversion feature of $72.5 million, and an accretion of preferred stock to redemption value of $6.1 million, all as a result of the Series B and Series C convertible preferred stock issued in May and December 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations require substantial capital investment for the purchase of communications equipment and the development and installation of our network. Capital expenditures were $302.3 million for the year ended December 31, 2000, $94.1 million for the year ended December 31, 1999 and $97.1 million for the year ended December 31, 1998. We expect we will continue to require substantial amounts of capital to fund our operating losses, the continued augmentation of our network in our existing markets and the development of new products and services.

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

     We expect that our available cash will be adequate to fund our operating losses and planned capital expenditures, as currently projected, into late 2002. If these resources are not sufficient, management intends to consider alternate forms of financing or to delay or modify some of our expansion plans.

     We continually evaluate our capital expenditure plan in light of developments in the telecommunications industry and market acceptance of our service offerings. As a result of this evaluation, we may decide to accelerate or expand our capital expenditure plan. In February 2001, we announced the cancellation of our entry into markets in the Northwest and Northeast. However, depending on conditions in the capital markets and other factors in the future, we may again choose to expand into these markets. We might also expand our markets or customer base in the regions where we currently operate through acquisitions. To fund an accelerated or expanded capital expenditure plan or acquisitions, we would likely issue additional debt or equity securities. We cannot assure investors we would be successful in raising additional capital on terms acceptable to us or at all.

     Depending on market conditions, we may raise additional capital at any time, including obtaining a bank facility. However, we cannot assure investors that we will be successful in obtaining additional debt or equity financing or in obtaining a bank facility on terms acceptable to us, or at all. In addition, the indenture governing our 13% Senior Notes due 2010 and the terms of our preferred stock impose restrictions upon our ability to incur additional debt or issue preferred stock.

     In May 1999, we issued 5,277,779 shares of Series B convertible preferred stock at $9.00 per share for net proceeds of approximately $46.7 million. In March 2000, all shares of Series B convertible preferred stock along with $2.6 million of accrued dividends were converted into 8,354,796 shares of our common stock.

     In July 1999, we issued 7,500,000 shares of common stock and received net proceeds, after expenses, of approximately $118.1 million. In the offering, existing stockholders sold an additional 881,543 shares of common stock for which we did not receive any proceeds.

     In December 1999, we sold 1,250,000 shares of Series C convertible preferred stock at $28.00 per share for a total consideration of $35.0 million. Of the total consideration, $4.9 million was paid by an interest bearing promissory note due in March 2000. We received full payment on the note in February 2000.

     In February 2000, we issued 9,245,564 shares of common stock at $36.00 per share for net proceeds of approximately $316.7 million. We also issued 4,140,000 shares of Series D convertible preferred stock at $50.00 per share for net proceeds of approximately $200.6 million. The Series D convertible preferred stock is convertible at the option of the holder into 1.1478 shares of our common stock.

     In March 2000, we issued $250.0 million of our 13% Senior Notes due 2010 receiving approximately $236.1 million in net proceeds.

     In June 2000, we issued 2,024,757 shares of common stock to the stockholders of Primary Network in connection with the acquisition of Primary Network. We also issued 75,000 shares of common stock to the holders of the Primary Network's 12% senior subordinated discount notes in connection with the exchange of Primary Network's 12% senior subordinated discount notes for our 13% Senior Notes Due 2010.

     As of December 31, 1999, we had outstanding receivables of approximately $10.9 million attributable to access charges billed to AT&T, Sprint and other long distance carriers of which 66% was in dispute. During 2000, we settled our disputes with AT&T and Sprint. As of December 31, 2000, 15% of receivables for access charges were in dispute.

FORWARD LOOKING STATEMENTS

     Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this Report regarding our and/or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, projections of future sales, market acceptance of our product offerings, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to manage rapid growth and maintain a high level of customer service, the performance of our network and equipment, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory approval processes, changes in technology, price competition and other market conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of our long-term debt bears fixed interest rates. However, the fair market value of this debt is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 1% decrease in interest rates would increase the fair value of our long term debt by $8.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors, and their respective ages as of March 1, 2001, are as follows:

NAME                                     AGE                            POSITION
----                                     ---                            --------
Maurice J. Gallagher, Jr.............    51     Chairman of the Board of Directors
Rolla P. Huff........................    44     Chief Executive Officer, President and Director
Timothy P. Flynn(2)..................    50     Director
David Kronfeld(1)(2).................    53     Director
Mark J. Masiello.....................    33     Director
Richard W. Miller(1).................    60     Director
Thomas Neustaetter(1)................    49     Director
Mark Pelson(1)(2)....................    39     Director
Paul D. Celuch.......................    60     President -- Sales and Marketing
S. Gregory Clevenger.................    37     Senior Vice President -- Strategy, Planning & Business
                                                Development

NAME                                     AGE                            POSITION
----                                     ---                            --------
Michael R. Daley.....................    39     Executive Vice President and Chief Financial Officer
Sean T. Higman.......................    41     Vice President and Treasurer
Joseph M. Wetzel.....................    45     President -- Operations
Russell I. Zuckerman.................    53     Senior Vice President -- General Counsel and Secretary

---------------
(1) Member of Audit Committee.

(2) Member of Compensation Committee.

     Maurice J. Gallagher, Jr. has served as the chairman of our board of directors since our inception. Mr. Gallagher's principal activity at this time is his involvement in venture capital opportunities on his own behalf. Mr. Gallagher was a founder of ValuJet Airlines, Inc. in 1993 and served as a director of ValuJet from 1993 until November 1997 and served as vice chairman from 1994 to 1997.

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

     Timothy P. Flynn has served as a member of our board of directors since 1996. Mr. Flynn's principal activity at this time is his involvement in venture capital opportunities on his own behalf. Mr. Flynn serves as a director of FutureLink Corp. and eB2B Commerce Inc. Mr. Flynn served as a member of the board of directors of ValuJet Airlines since he participated in its founding in 1993 until November 1997. Mr. Flynn and Mr. Gallagher are affiliated in a number of other transactions.

     David Kronfeld was elected to serve as a member of our board of directors in February 1998. Mr. Kronfeld is the founder of JK&B Management, L.L.C., a venture capital firm, and has managed its affairs since 1995. Since 1989, Mr. Kronfeld has also been a partner at Boston Capital Ventures, a venture capital firm where he specialized in the telecommunications and software industries.

     Mark J. Masiello was elected to serve as a member of our board of directors in November 1999. Mr. Masiello is a managing director of Providence Equity Partners, Inc., which provides investment management services to Providence Equity Partners III L.P. ("PEP") and has since its founding in 1998 served as a member of Providence Equity Partners III LLC, the general partner of Providence Equity GP III L.P., which is the general partner of PEP. Mr. Masiello has been with Providence since 1989 and he currently serves as a director of VIA Net.Works, Inc., Surebridge, Inc., Managed Storage International, Inc. and Global Metro Networks, Ltd.

     Richard W. Miller was elected to serve as a member of our board of directors in March 2000. Since 1997, Mr. Miller has been retired. From 1993 until 1997, Mr. Miller served as senior executive vice president and chief financial officer of AT&T and as a member of AT&T's chairman's office. Mr. Miller also serves as a director of Closure Medical Corporation and SBA Communications, Inc.

     Thomas Neustaetter was elected to serve as a member of our board of directors in February 1998. Since March 1999, Mr. Neustaetter has been an executive member of JK&B Capital, L.L.C, a venture capital firm. From January 1996 to February 1999, Mr. Neustaetter was a partner of The Chatterjee Group, an investment firm which was an affiliate of Soros Fund Management. Before joining The Chatterjee Group, he was the president of Bancroft Capital, a consulting firm, from December 1994 to December 1995. Mr. Neustaetter serves as a director of Selectica, Inc., Instantis, Kada Systems, emWare, Inc. and Paragon International, Inc.

     Mark Pelson was elected to serve as a member of our board of directors in March 2000. Mr. Pelson has been a managing director of Providence Equity Partners Inc. since August 1996. Before joining Providence, Mr. Pelson was a co-founder and director of TeleCorp, Inc. a wireless telecommunications company. From

1989 to 1995, Mr. Pelson served in various management positions with AT&T, most recently as a general manager of strategic planning and mergers and acquisitions. Mr. Pelson also serves as a director of Carrier1 International S.A., Madison River Telephone Company, Global Metro Networks, Ltd. and Language Line Holdings, LLC.

     Paul D. Celuch joined our company as president -- northeast region in May 2000 and has since August 2000 served as our president -- sales and marketing. From January 1992 through April 2000, Mr. Celuch served as Vice President, Sales at several telecommunications companies: Coyote Technologies, from April 1998 to April 2000, Intermedia Communications, from June 1996 to April 1998, and Frontier Communications, from January 1992 to June 1996.

     S. Gregory Clevenger joined our company as senior vice president -- corporate development in January 2000 and has since September 2000 served as our senior vice president -- strategy, planning & business development. From March 1997 to December 1999, Mr. Clevenger was vice president of investment banking at Goldman, Sachs & Co. in the communications, media and entertainment group in Singapore and New York. From September 1992 to March 1997, Mr. Clevenger was an associate and vice president in the investment banking division of Morgan Stanley & Co. Incorporated in New York, Hong Kong and Singapore in a variety of groups including the global telecommunications group and the global project finance and leasing group.

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

     Sean T. Higman has served as our vice president and treasurer since June 2000. Mr. Higman served from September 1988 to June 2000 with RGS Energy Group and its subsidiary Rochester Gas & Electric (RG&E), most recently as assistant treasurer from January 2000. During his tenure, Mr. Higman also held positions of director of trust asset management, director of financial projects and manager of treasury operations. From 1986 - 1988, Mr. Higman was manager of treasury analysis with Telco Systems, Inc.

     Joseph M. Wetzel has served as our president of operations since August 2000. From 1997 to 2000, Mr. Wetzel was vice president of technology with MediaOne Group and from 1993 to 1997 was vice president of technology with MediaOne's multimedia group. From 1986 to 1993, Mr. Wetzel served in numerous positions with US West Advanced Technologies including senior director, technical management and program management.

     Russell I. Zuckerman joined our company in January 2000 as director of national legal affairs and has served as our secretary since April 2000. Since December 2000, he has served as senior vice president-general counsel and secretary. Before joining us, he had been in private practice since 1973 with Underberg & Kessler, LLP, a Rochester, New York firm. Mr. Zuckerman had served as managing partner and chairman of the litigation department at Underberg & Kessler, and specialized in all aspects of litigation, including commercial, banking and employment.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the fiscal years ended December 31, 2000, 1999 and 1998, the cash compensation paid by us, as well as certain other compensation paid or accrued for such year, for our chief executive officer and the four most highly compensated executive officers other than the chief executive officer employed by us as of December 31, 2000, and two other former officers who were among the four most highly compensated officers for 2000. This table also indicates the principal capacities in which they served during 2000.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION               LONG TERM
                                            ---------------------------------------   COMPENSATION     ALL OTHER
                                                                     OTHER ANNUAL        AWARDS       COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR   SALARY($)   BONUS($)    COMPENSATION($)   OPTIONS(#)(1)       ($)
---------------------------          ----   ---------   ---------   ---------------   -------------   ------------
Rolla P. Huff....................    2000    500,000           --       67,150            675,000            --
  president and chief executive      1999     77,923    1,000,000           --            600,000            --
  officer(2)
Joseph M. Wetzel.................    2000     77,884      300,000           --            275,000            --
  president -- operations(3)
Michael R. Daley.................    2000    225,000           --           --             75,000            --
  executive vice president and       1999     17,308           --           --            300,000(5)         --
  chief financial officer(4)
S. Gregory Clevenger.............    2000    182,692      105,000           --             50,000        66,092
  senior vice president --           1999         --           --           --            187,500(5)         --
  strategy, planning & business
  development(6)
Russell I. Zuckerman.............    2000     97,528       15,000           --             52,000            --
  senior vice president --           1999         --           --           --             48,000(5)         --
  general counsel and secretary
Kent F. Heyman...................    2000    195,000       45,000           --                 --            --
  senior vice president --           1999    100,000           --           --            123,750(8)         --
  general counsel(7)                 1998    106,350       10,000           --             39,000            --
Roger J. Pachuta.................    2000    165,385       75,000           --            150,000            --
  senior vice president --
  network services(9)

---------------
(1) All stock options have been adjusted to reflect the 3-for-2 stock split on August 28, 2000.

(2) Mr. Huff commenced employment with us in November 1999, and therefore, the salary shown for him for 1999 is for the period from November 1999 through December 1999. Mr. Huff received a signing bonus in 1999 in the amount indicated in the above table upon his employment with us. Mr. Huff's other annual compensation includes various perquisites received by him.

(3) Mr. Wetzel commenced employment with us in August 2000, and therefore, the salary shown for him for 2000 is for the period from August 2000 through December 2000.

(4) Mr. Daley commenced employment with us in November 1999, and therefore, the salary shown for him for 1999 is for the period from November 1999 through December 1999.

(5) These options were repriced in September 2000.

(6) The other compensation received by Mr. Clevenger represents moving expense reimbursements.

(7) As of December 2000, Mr. Heyman is no longer designated as an executive officer.

(8) 112,500 of these options were repriced in September 2000.

(9) Since August 2000, Mr. Pachuta is no longer designated as an executive officer of our company, but remains senior vice president -- network services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Since May 12, 2000, the compensation committee has consisted of Timothy P. Flynn, David Kronfeld and Mark Pelson. Prior to that time, the compensation committee consisted of Jack L. Hancock and Thomas Neustaetter. None of the members of the compensation committee have been officers or employees of our company.

EMPLOYMENT AGREEMENTS

     Rolla P. Huff. Our employment agreement with Mr. Huff provides for a base salary of $500,000 per year and an annual bonus of up to 100% of his base salary based on our achievement of certain annual targets to be established by the board of directors in conjunction with our annual operating budget or in the discretion of the board of directors. Mr. Huff received a $1,000,000 signing bonus upon his employment with our company. The signing bonus is subject to repayment if Mr. Huff's employment with us is terminated before three years of employment under certain circumstances. Mr. Huff is required to devote his full time and efforts to the business of our company during the term of his employment agreement which expires in October 2002. Mr. Huff's employment may be terminated by either us or Mr. Huff at any time. Mr. Huff has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Huff's employment is terminated by us without cause or after a change of control, Mr. Huff will be entitled to severance pay equal to two times the salary and bonus paid to him during the previous 12 months with payments to be made over the 24 month period following his termination of employment.

     In connection with Mr. Huff's employment with us, our company sold to Mr. Huff 225,000 shares of common stock at its value at that time ($19.21 per share, adjusted for the stock split on August 28, 2000). The purchase price was payable by a non-recourse promissory note secured by the shares purchased. The promissory note bears interest at 7.5% per annum and is due in November 2002. We have agreed to forgive all payments due under the promissory note if there is a change of control, if Mr. Huff is continuously employed by us until November 2002 or if Mr. Huff's employment is terminated prior to that time by us without cause or as a result of Mr. Huff's disability. The shares of stock are subject to repurchase by us at cost, at our option if Mr. Huff's employment is terminated other than by us without cause or as a result of a change of control or Mr. Huff's death or disability.

     Michael R. Daley. Our employment agreement with Mr. Daley provides for a base salary of $225,000 per year and an annual bonus of up to 75% of his base salary based on our achievement of certain annual targets to be established by the Board of Directors in conjunction with our annual operating budget. Mr. Daley's employment may be terminated by either us or Mr. Daley at any time. Mr. Daley has agreed not to participate in a competitive business during the term of his employment and for a period of twelve months following termination. If Mr. Daley's employment is terminated by us without cause or after a change of control, Mr. Daley will be entitled to severance pay equal to two times the salary and bonus paid to him during the previous 12 months with payments to be made over the 24 month period following his termination of employment.

     Joseph M. Wetzel. Our employment agreement with Mr. Wetzel provides for a base salary of $250,000 per year and an annual bonus of up to 75% of his base salary based upon achieving established corporate, functional and individual goals. For the year 2000, Mr. Wetzel was guaranteed a bonus of $100,000, which is to be paid in 2001. Mr. Wetzel also received a $300,000 signing bonus at the time he began employment. The signing bonus vests equally over three years. If Mr. Wetzel voluntarily terminates his employment or we terminate him for cause prior to full vesting, he will be required to repay the unvested amount. Mr. Wetzel's employment may be terminated by either us or Mr. Wetzel at any time. If Mr. Wetzel's employment is terminated by us without cause or due to a change of control or there is a material change in Mr. Wetzel's responsibilities after a change in control, Mr. Wetzel will receive severance pay of 24 months base salary.

     Kent F. Heyman. Our retirement and employment agreement with Mr. Heyman provides for a salary at the rate of $180,000 per year until December 31, 2000, an additional sum of $94,500 on January 1, 2001 as retirement severance and a salary totaling $40,500 for the period from January 1, 2001 through December 31, 2001. Under the terms of the agreement, Mr. Heyman has agreed not to compete with us for a period of time.

OPTION GRANTS IN LAST FISCAL YEAR

     The table below sets forth information regarding all stock options granted in the 2000 fiscal year under our Stock Option Plan to those executive officers named in the Compensation Table above.

                                        % OF TOTAL
                           NUMBER OF     OPTIONS                  MARKET                  POTENTIAL REALIZED VALUE AT
                           SECURITIES   GRANTED TO               PRICE OR                   ASSUMED ANNUAL RATES OF
                           UNDERLYING   EMPLOYEES               FAIR VALUE                STOCK PRICE APPRECIATION(3)
                            OPTIONS     IN FISCAL    EXERCISE   ON DATE OF   EXPIRATION   ----------------------------
                            GRANTED      YEAR(1)      PRICE       GRANT         DATE           5%             10%
                           ----------   ----------   --------   ----------   ----------   ------------   -------------
Rolla P. Huff............   300,000        3.4%       $46.67      $36.33      03/20/10     $3,754,925     $14,271,757
Rolla P. Huff............   375,000        4.2%       $36.33      $36.33      03/20/10     $8,568,681     $21,714,721
Joseph M. Wetzel.........   200,000        2.2%       $ 8.70      $ 8.70      09/14/10     $1,094,667     $ 2,774,100
Joseph M. Wetzel.........    75,000        0.8%       $ 2.53      $ 2.53      12/01/10     $  119,389     $   302,556
Michael R. Daley(2)......    75,000        0.8%       $20.00      $ 2.75      11/29/10     $        0     $         0
S. Gregory
  Clevenger(2)...........    50,000        0.6%       $ 2.53      $ 2.53      12/01/10     $   79,593     $   201,704
Russell I.
  Zuckerman(2)...........     8,000        0.1%       $ 5.50      $ 5.50      10/18/10     $   27,671     $    70,125
Russell I.
  Zuckerman(2)...........    44,000        0.5%       $ 2.94      $ 2.94      12/18/10     $   81,285     $   205,991
Kent F. Heyman(2)........      None         --            --          --            --             --              --
Roger J. Pachuta.........   150,000        1.7%       $ 8.70      $ 8.70      09/14/10     $  821,000     $ 2,080,575

---------------
(1) In determining the percentage of total options granted during 2000, all repriced options are excluded.

(2) Excludes repriced options initially granted in prior years.

(3) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of our common stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table shows aggregate exercises of options during 2000 and the values of options held as of December 31, 2000 by those executive officers named in the Compensation Table above.

                                                                                       VALUE OF UNEXERCISED
                                                                      NUMBER OF            IN-THE-MONEY
                                         NUMBER OF               UNEXERCISED OPTIONS         OPTIONS
                                          SHARES                  DECEMBER 31, 2000    DECEMBER 31, 2000(1)
                                        ACQUIRED ON    VALUE       EXERCISABLE(E)/       EXERCISABLE(E)/
                                         {EXERCISE    REALIZED    UNEXERCISABLE(U)      {UNEXERCISABLE(U)
                                        -----------   --------   -------------------   --------------------
Rolla P. Huff.........................        --            --          150,000E                 None
Rolla P. Huff.........................        --            --        1,125,000U                 None
Joseph M. Wetzel......................        --            --          275,000U             $194,535U
Michael R. Daley......................        --            --          375,000U                 None
S. Gregory Clevenger..................        --            --          237,500U             $129,690U
Russell I. Zuckerman..................        --            --          100,000U             $ 96,250U
Kent F. Heyman........................    11,250      $313,860           18,000E             $ 57,800E
Kent F. Heyman........................        --            --          132,300U             $ 57,800U
Roger J. Pachuta......................        --            --          150,000U                 None

---------------
(1) Amounts shown are based upon the closing sale price for our common stock on December 31, 2000, which was $5.125 per share.

TEN-YEAR OPTION REPRICINGS

     In September 2000, following a sharp, sudden drop in the price of our common stock, our compensation committee became concerned with the effect of the price drop on employees holding stock options with higher, and in many cases, significantly higher exercise prices. After carefully reviewing the matter, the compensation committee recommended to the board of directors that we offer to all of our active employees, except our chief executive officer, Rolla P. Huff, the opportunity to have all their existing options cancelled and new options granted with an exercise price equal to the fair market value of the shares on September 14, 2000. All of the terms of the new options are identical to the cancelled options, except for vesting periods, which provide for annual vesting over four years beginning on September 14, 2000. The following table shows information regarding option repricings for all of our executive officers.

                                                                                               LENGTH OF
                                                                                                ORIGINAL
                                             NUMBER                                              OPTION
                                               OF         MARKET      EXERCISE                    TERM
                                           SECURITIES    PRICE OF     PRICE OF                 REMAINING
                                           UNDERLYING    STOCK AT     STOCK AT       NEW       AT DATE OF
                                            OPTIONS       TIME OF      TIME OF     EXERCISE    REPRICING
NAME                               DATE     REPRICED     REPRICING    REPRICING     PRICE       (MONTHS)
----                              -------  ----------    ---------    ---------    --------    ----------
Rolla P. Huff...................       --      None           --           --          --           --
Joseph M. Wetzel................  9/14/00   200,000        $8.70       $ 8.88       $8.70          119
Paul D. Celuch..................  9/14/00   112,500        $8.70       $32.67       $8.70          116
Michael R. Daley................  9/14/00   300,000        $8.70       $16.67       $8.70          110
S. Gregory Clevenger............  9/14/00   187,500        $8.70       $23.58       $8.70          111
Sean T. Higman..................  9/14/00    45,000        $8.70       $32.67       $8.70          117
Russell I. Zuckerman............  9/14/00    48,000        $8.70       $25.67       $8.70          112
Kent F. Heyman..................  9/14/00   112,500        $8.70       $18.33       $8.70          110
Roger J. Pachuta................  9/14/00   150,000        $8.70       $33.87       $8.70          113

DIRECTOR COMPENSATION

     Our outside directors (Messrs. Flynn, Kronfeld, Masiello, Miller, Neustaetter and Pelson) receive meeting fees of $500 to $1,000 per meeting of the board of directors or committee attended in person in addition to reimbursement of their expenses in attending meetings of the board of directors. Mr. Miller was also granted 45,000 stock options on February 25, 2000 at an exercise price of $61.25. Those options were cancelled on February 9, 2001 and 45,000 new stock options were issued on that date with an exercise price of $6.31, vesting 25% annually over four years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows information known to us with respect to beneficial ownership of common stock as of March 1, 2001, by (A) each director,
(B) each of the executive officers named in the Summary Compensation Table beginning on page 36, (C) all executive officers and directors as a group and
(D) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

                                                                NUMBER OF SHARES       PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED(1)    OWNERSHIP(2)
------------------------                                      ---------------------    -------------
West Highland Capital/Lang H. Gerhard(3)....................       18,610,900              31.4%
Providence Equity Partners III LLC(4).......................        7,847,231              13.0%
Maurice J. Gallagher, Jr., chairman of the board and
  director(5)...............................................        4,949,412               8.4%
David Kronfeld, director(6).................................        3,137,723               5.3%
Timothy P. Flynn, director(7)...............................        1,448,650               2.4%
Rolla P. Huff, president, chief executive officer and
  director(8)...............................................          551,250             *
Thomas Neustaetter, director................................           13,200             *
Richard W. Miller, director.................................            2,250             *

                                                                NUMBER OF SHARES       PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED(1)    OWNERSHIP(2)
------------------------                                      ---------------------    -------------
Mark J. Masiello, director(9)...............................                0             *
Mark Pelson, director(9)....................................                0             *
Kent F. Heyman(10)(12)......................................          241,350             *
Michael R. Daley, executive vice president and chief
  financial officer.........................................           35,000             *
S. Gregory Clevenger, senior vice president.................           15,000             *
Roger J. Pachuta(11)(12)....................................            6,150             *
Russell I. Zuckerman, senior vice president.................            2,050             *
Joseph M. Wetzel, president -- operations...................                0             *
All executive officers and directors as a group (14
  persons)(5)(6)(7)(8)(9)(12)...............................       10,166,360              16.9%

---------------
  *  Less than 1% of total.

 (1) In accordance with the Securities and Exchange Commission's rules, each beneficial owner's holdings have been calculated assuming the full exercise of options and the conversion of all shares of convertible preferred stock held by the holder which are currently exercisable or convertible or which will become exercisable or convertible within 60 days after the date indicated and no exercise of options or conversion of preferred stock held by any other person.

 (2) Percentage of ownership is based on 59,226,291 outstanding as of March 1, 2001.

 (3) Lang H. Gerhard is the sole shareholder of West Highland Capital, Inc., a general partner of West Highland Partners, L.P. and manager of Estero Partners, LLC. The above number includes: (a) 6,500,000 shares owned solely by Mr. Gerhard; (b) 9,185,386 shares owned by an investment advisory client of West Highland Partners, Inc. or an investment limited partnership of which West Highland Capital, Inc., Estero Partners, LLC and Mr. Gerhard are the general partners; and (c) 2,925,514 shares owned by West Highland Partners, L.P., of which West Highland Capital, Inc., Estero Partners, LLC and Mr. Gerhard are the general partners. West Highland Capital's and Mr. Gerhard's address is 300 Drake's Landing Road, Suite 290, Greenbrae, California 94904.

 (4) Includes 892,857 shares of Series C convertible preferred stock, each share of which are convertible into 1.5 shares of common stock. Such shares represent 71.4% of the outstanding shares of the Series C convertible preferred stock. The address of this beneficial owner is 901 Fleet Center, 50 Kennedy Plaza, Providence, Rhode Island 02903.

 (5) Includes options to purchase 18,000 shares of common stock which are presently exercisable or will become exercisable within 60 days after the date indicated above and 4,717,017 shares of common stock owned by the various partnerships, trusts or corporations with respect to which Mr. Gallagher is a general partner, beneficiary and/or controlling stockholder. Also includes 67,095 shares owned by a trust for the benefit of Mr. Gallagher's minor children with respect to which Mr. Gallagher disclaims any beneficial ownership interest. Mr. Gallagher's address is 3291 N. Buffalo Drive, Las Vegas, Nevada 89129.

 (6) Includes 2,588,809 shares of common stock and 357,143 shares of Series C convertible preferred stock, all of which are owned by partnerships in which Mr. Kronfeld is a general partner or manager of a general partner. Each share of Series C convertible preferred stock is convertible into 1.5 shares of common stock. Such shares represent 28.6% of the outstanding shares of the Series C convertible preferred stock. Mr. Kronfeld's address is JK&B Management, L.L.C., 180 North Stetson Avenue, Suite 4500, Chicago, Illinois 60601.

 (7) Includes options to purchase 14,400 shares which are presently exercisable and 153,000 shares of common stock owned by various partnerships or corporations with respect to which Mr. Flynn is a general partner and/or controlling stockholder.

 (8) Includes options to purchase 318,750 shares that are presently exercisable or will become exercisable within 60 days after the date indicated above.

 (9) Excludes 6,507,946 shares of common stock and 892,857 shares of Series C convertible preferred stock owned by Providence Equity Partners III L.P. and its affiliates. Mr. Masiello and Mr. Pelson disclaim beneficial ownership of these shares except to the extent of their pecuniary interest in the general partner of Providence Equity Partners III L.P.

(10) Mr. Heyman's stock ownership information is as of December 31, 2000.

(11) Includes 3,750 shares owned by Mr. Pachuta's spouse.

(12) Since August 2000, Mr. Pachuta is no longer designated as an executive officer, and since December 2000 Mr. Heyman is no longer designated as an executive officer. The total number of shares beneficially owned by our directors and executive officers is as of March 1, 2001 and does not include shares owned by Messrs. Pachuta and Heyman.

To our knowledge, our directors and executive officers do not own any shares of our Series D convertible preferred stock. We are not aware that any person owns at least 5% of the outstanding shares of our Series D convertible preferred stock.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received by us with respect to transactions during 2000, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with except that the initial reports required for four of our newly elected officers and directors (Messrs. Clevenger, Higman, Miller and Pelson) were filed late by 4 days, 79 days, 19 days and 5 days, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our company has entered into an agreement to lease approximately 76,000 square feet of office space from a limited liability company which is principally owned by two of our directors, Maurice J. Gallagher, Jr. and Timothy
P. Flynn. The average rental rate is $1.70 per square foot per month which includes common area maintenance charges. Our management believes that the terms and conditions of this lease arrangement are at least as favorable to us as those which we could have received from an unaffiliated third party. During 2000, we paid $1,643,000 in lease payments and leasehold improvements under this arrangement.

     We entered into a lease agreement for an Astra aircraft with Messrs. Flynn and Gallagher in December 1999. The lease agreement, which provided for a base rental of $65,000 per month, was terminated in May 2000. During 2000, we paid $337,000 under this lease agreement.

     On October 13, 1999, we sold 225,000 shares of our common stock at a price of $19.21 per share to our chief executive officer, Rolla P. Huff. The purchase price was payable by a non-recourse promissory note secured by the shares purchased. The promissory note bears interest at 7.5% per annum and is due on October 13, 2002. As of March 1, 2001, the balance on this note is $4,770,000. No payments have been made on this note. We have agreed to forgive all payments due under the promissory note if there is a change of control, if Mr. Huff is continuously employed by us until November 2002 or if Mr. Huff's employment is terminated prior to that time by us without cause or as a result of Mr. Huff's disability.

     On March 20, 1998, we sold 18,000 shares of our common stock at a price of $5.55 per share to Kent F. Heyman, our former senior vice president and general counsel, in exchange for a promissory note secured by the shares purchased. The loan is to be repaid in 36 equal monthly installments of principal and interest (6% per annum) commencing on the termination date set in his retirement and employment agreement. We have also agreed to waive our right to repurchase any shares of our stock securing the promissory note. However, in the event of a breach of any of the terms and conditions of the retirement and employment agreement or under other circumstances specified in the agreement, all balances on the loans shall be immediately due and payable and we would be entitled to exercise our rights then existing with respect to the repurchase of our shares. The highest amount outstanding in 2000 on this note was $121,000.

     In December 1999, we sold to JK&B Capital III, L.P. and its affiliates (entities controlled by our director, David Kronfeld) 357,143 shares of Series C convertible preferred stock at $28.00 per share for a total consideration of $10,000,000. Of the total consideration, $4,900,000 was paid by an interest bearing promissory note due in March 2000. We received full payment on the note in February 2000. The highest amount outstanding on this note was $4,945,000, which was the balance in February 2000 when the note was paid.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)

1. The response to this portion of Item 14 is submitted as a separate section of this report.

2. The response to this portion of Item 14 is submitted as a separate section of this report.

3.  Filing of Exhibits:

    Exhibit 3.4    --   Certificate of Change of Resident Agent and Registered
                        Office of Mpower Communications Corp. filed with the
                        Secretary of State of Nevada on October 24, 2000.
    Exhibit 4.10   --   Certificate of Designation of Series E Preferred Stock.
    Exhibit 4.18   --   Rights Agreement dated as of December 11, 2000 between the
                        Company and Continental Stock Transfer and Trust Company.
    Exhibit 10.17  --   Employment Letter dated August 8, 2000 between the Company and Joseph M. Wetzel.
    Exhibit 10.18  --   Retirement and Employment Agreement dated as of December 7,
                        2000 between the Company and Kent F. Heyman.
    Exhibit 21     --   Subsidiaries of the Registrant.
    Exhibit 23     --   Consent of Arthur Andersen LLP.

     (b) The Registrant filed no reports on Form 8-K for the fourth quarter
2000.

     (c) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

 3.1   Articles of Incorporation and Amendments.(1)(2)(3)
 3.2   Certificate of Change in Authorized Capital.
 3.3   By-laws.(5)
 3.4   Certificate of Change of Resident Agent and Registered
       Office of Mpower Communications Corp. filed with the Secretary of State of Nevada on October 24, 2000.
 4.1   See the Articles of Incorporation and amendments filed as
       Exhibit 3.1 and the By-laws filed as Exhibit 3.3.
 4.2 Indenture dated as of September 29, 1997, between the Company and Marine Midland Bank, as Trustee.(1)
 4.3   Form of Note for the Company's registered 13% Senior Secured
       Notes due 2004.(1)
 4.4 Stockholders Agreement dated as of November 26, 1997, among the Company, Maurice J. Gallagher, Jr. and certain investors identified therein.(1)

 4.5       Warrant Registration Rights Agreement dated as of September 29, 1997, among the Company, Bear, Stearns &
           Co. Inc. and Furman Selz LLC.(1)
 4.6       Amended and Restated Registration Rights Agreement dated December 29, 1999, among the Company and the purchasers of Series B convertible preferred stock and Series C convertible preferred stock.(6)
 4.7       Amended and Restated Securityholders' Agreement dated December 29, 1999, among the Company and the purchasers of Series B convertible preferred stock and Series C convertible preferred stock.(6)
 4.8       Certificate of Designation of Series C Convertible Preferred Stock.(2)
 4.9       Certificate of Designation of Series D Convertible Preferred Stock.(7)
 4.10      Certificate of Designation of Series E Preferred Stock.
 4.11      Indenture dated as of March 24, 2000 between the Company, Mpower Holding Corporation and HSBC Bank USA, as
           Trustee.(8)
 4.12      First Supplemental Indenture dated as of May 31, 2000 between the Company and HSBC Bank USA (successor to
           Marine Midland Bank), as Trustee.(9)
 4.13      Registration Rights Agreement dated March 24, 2000 by and between the Company, Mpower Holding Corporation,
           Bear Stearns, Salomon Smith Barney, Goldman Sachs, Merrill Lynch and Warburg Dillon.(2)
 4.14      Form of Exchange Note for the Company's 13% Senior Notes due 2010.(8)
 4.15      Agreement and Plan of Merger dated as of April 17, 2000, among Primary Network Holdings, Inc., Mpower
           Communications Corp. and Mpower Merger Sub, Inc.(8)
 4.16      Shareholders Agreement among Mpower Communications Corp., Brian Matthews, Carol Matthews, Charles Wiegert,
           Welton Brison, Tom Hesterman, Richard Phillips, John Alden, EC Primary LLC, Quantum Emerging Growth
           Partners, C.V., and TGV Partners, dated as of April 17, 2000.(8)
 4.17      Letter Agreement among Mpower Communications Corp. and EC Primary, L.P., Quantum Emerging Growth Partners
           C.V., Ravich Revocable Trust of 1989, The Ravich Children Permanent Trust, U.S. Bancorp Libra, and
           TGV/Primary Investors LLC, dated as of April 17, 2000.(8)
 4.18      Rights Agreement dated as of December 11, 2000 between the Company and Continental Stock Transfer and
           Trust Company.
10.1       Stock Option Plan.(1)(10)
10.2       Primary Network Holdings, Inc. Stock Option Plan(10)(11)
10.3       Warrant Agreement dated September 29, 1997, between the Company and Marine Midland Bank.(1)
10.4       Standard Office Lease Agreement dated July 1, 1997, between the Company and Cheyenne Investments L.L.C.(1)
10.5       First Amendment to Lease dated May 1, 1998 between Cheyenne Investments, LLC and the Company.(12)
10.6       Second Amendment to Lease dated December 29, 1998 between Cheyenne Investments, LLC and the Company.(12)
10.7       Merger Agreement between the Company, MGC LJ.Net, Inc. and LJ.Net, Inc. dated as of March 15, 1999.(13)
10.8       Securities Purchase Agreement dated as of April 5, 1999, among the Company and the investors identified therein.(13)
10.9       Employment/Stock Repurchase Agreement dated October 13, 1999, between the Company and Rolla P.
           Huff.(7)(10)

10.10      Non-recourse Promissory Note dated October 13, 1999, from Rolla P. Huff to the Company.(7)
10.11      Stock Pledge Agreement dated October 13, 1999, between the Company and Rolla P. Huff.(7)
10.12      Agreement dated as of November 1, 1999, between Nield J. Montgomery and the Company.(7)(10)
10.13      Standard Office Lease Agreement dated March 5, 1999, between Cheyenne Investments, LLC and the Company.(7)
10.14      Aircraft Lease Agreement dated December 1999 between the Company, Maurice J. Gallagher, Jr. and Timothy P.
           Flynn.(7)
10.15      Amended and Restated Securities Purchase Agreement dated as of November 19, 1999, among the Company and the investors identified therein.(7)
10.16      Promissory Note dated December 30, 1999, from JK&B Capital III, L.P. to the Company.(7)
10.17      Employment Letter dated August 8, 2000 between the Company and Joseph M. Wetzel.(10)
10.18      Retirement and Employment Agreement dated as of December 7, 2000 between the Company and Kent F.
           Heyman.(10)
21         Subsidiaries of the Registrant.
23.1       Consent of Arthur Andersen LLP.

---------------
 (1) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-38875) filed with the Commission on October 28, 1997, and amendments thereto.

 (2) Incorporated by reference to the Company's Registration Statement on Form S-4 (file No. 333-39884) filed with the Commission on June 22, 2000, and amendments thereto.

 (3) Incorporated by reference to the Company's quarterly report on Form 10-Q (Commission File No. 0-24059) for the quarter ended June 30, 2000.

 (4) Incorporated by reference to the Company's Registration Statement on Form S-3, registration statement number 333-79863, filed with the Commission on June 3, 1999, and amendments thereto.

 (5) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-49085) filed with the Commission on April 1, 1998, and amendments thereto.

 (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-91353) filed with the Commission on November 19, 1999, and amendments thereto.

 (7) Incorporated by reference to the Company's annual report on Form 10-K (Commission File No. 0-24059) for the year ended December 31, 1999.

 (8) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-36672) filed with the Commission on May 10, 2000, and amendments thereto.

 (9) Incorporated by reference to the Company's Report on Form 8-K (File No. 0-24059) filed with the Commission on June 2, 2000.

(10) Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 14(C) of Form 10-K.

(11) Incorporated by reference to the Company's Registration Statement on Form S-8 (Commission File No. 333-40458) filed with the Commission on June 29, 2000.

(12) Incorporated by reference to the Company's annual report on Form 10-K (Commission File No. 0-24059) for the year ended December 31, 1998.

(13) Incorporated by reference to the Company's quarterly report on Form 10-Q (Commission File No. 0-24059) for the quarter ended March 31, 1999.

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

Date: March 8, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  /s/ ROLLA P. HUFF                                    March 8, 2001
-----------------------------------------------------
              Rolla P. Huff, President
              (Chief Executive Officer)
                    and Director

                /s/ MICHAEL R. DALEY                                   March 8, 2001
-----------------------------------------------------
  Michael R. Daley, Executive Vice President (Chief
                Financial Officer and
            Principal Accounting Officer)

            /s/ MAURICE J. GALLAGHER, JR                               March 8, 2001
-----------------------------------------------------
         Maurice J. Gallagher, Jr., Director
               (Chairman of the Board)

                /s/ TIMOTHY P. FLYNN                                   March 8, 2001
-----------------------------------------------------
             Timothy P. Flynn, Director

                 /s/ DAVID KRONFELD                                    March 8, 2001
-----------------------------------------------------
              David Kronfeld, Director

                                                                       March   , 2001
-----------------------------------------------------
             Mark J. Masiello, Director

                /s/ RICHARD W. MILLER                                  March 8, 2001
-----------------------------------------------------
             Richard W. Miller, Director

               /s/ THOMAS NEUSTAETTER                                  March 8, 2001
-----------------------------------------------------
            Thomas Neustaetter, Director

                                                                       March   , 2001
-----------------------------------------------------
                Mark Pelson, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          MPOWER COMMUNICATIONS CORP.

Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity for the years ended December 31,
  2000, 1999, and 1998......................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mpower Communications Corp.:

     We have audited the accompanying consolidated balance sheets of Mpower Communications Corp. (a Nevada corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mpower Communications Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Rochester, New York
February 9, 2001

                          MPOWER COMMUNICATIONS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------    -----------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                       AMOUNTS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $   10,437      $  42,979
  Investments available-for-sale............................      492,804         61,627
  Restricted investments....................................        1,065         20,256
  Accounts receivable, less allowance for doubtful accounts
    of $4,488 and $647 at December 31, 2000 and 1999,
    respectively............................................       27,970         15,299
  Prepaid expenses..........................................        2,973          1,527
                                                               ----------      ---------
         Total current assets...............................      535,249        141,688
Property and equipment, net.................................      482,265        191,612
Investments available-for-sale..............................           --         64,464
Deferred financing costs, net of accumulated amortization of
  $895 and $1,859 at December 31, 2000 and 1999,
  respectively..............................................       10,794          3,920
Goodwill and other intangibles, net of accumulated
  amortization of $8,147 and $88 at December 31, 2000 and
  1999, respectively........................................      137,469            182
Other assets................................................        6,683            563
                                                               ----------      ---------
         Total assets.......................................   $1,172,460      $ 402,429
                                                               ==========      =========
 LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
                            EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease
    obligations.............................................   $    8,422      $     623
  Accounts payable:
    Trade...................................................       36,584         11,788
    Property and equipment..................................       39,263         24,955
  Accrued interest..........................................       15,613          5,200
  Accrued sales taxes payable...............................        9,091          4,345
  Accrued other expenses....................................       25,075          5,452
                                                               ----------      ---------
         Total current liabilities..........................      134,048         52,363
Senior Secured Notes, net of unamortized discount of $13,564
  and $2,732 at December 31, 2000 and 1999, respectively....      466,845        157,268
Other long-term debt and capital lease obligations..........        9,814          4,044
                                                               ----------      ---------
         Total liabilities..................................      610,707        213,675
                                                               ----------      ---------
Commitments and contingencies
Redeemable preferred stock:
  10% Series B Convertible Preferred Stock, none and
    5,278,000 shares authorized, none and 5,277,779 issued
    and outstanding at December 31, 2000 and 1999,
    respectively............................................           --         55,363
  10% Series C Convertible Preferred Stock, 1,250,000 shares authorized, issued and outstanding at December 31, 2000
    and 1999................................................       42,760         34,510
  7.25% Series D Convertible Preferred Stock, 4,140,000
    shares authorized, issued and outstanding at December
    31, 2000................................................      202,126             --
Note receivable from stockholder for issuance of Series C
  Convertible Preferred Stock...............................           --         (4,900)
Stockholders' equity:
Preferred stock, 44,510,000 and 43,472,221 shares authorized but unissued at December 31, 2000 and 1999,
  respectively..............................................           --             --
Series E Preferred Stock, 100,000 shares authorized but
  unissued..................................................           --             --
Common stock, $0.001 par value, 300,000,000 and 90,000,000
  shares authorized, 56,875,870 and 34,866,492 shares issued and outstanding at December 31, 2000 and 1999,
  respectively..............................................           57             35
Additional paid-in capital..................................      672,031        225,288
Accumulated deficit.........................................     (358,875)      (114,161)
Less: treasury stock, 13,710 shares, at cost................          (76)           (76)
Notes receivable from stockholders for issuance of common
  stock.....................................................       (5,294)        (6,219)
Accumulated other comprehensive income (loss)...............        9,024         (1,086)
                                                               ----------      ---------
         Total stockholders' equity.........................      316,867        103,781
                                                               ----------      ---------
         Total liabilities, redeemable preferred stock and
           stockholders' equity.............................   $1,172,460      $ 402,429
                                                               ==========      =========

          See accompanying notes to consolidated financial statements.

                          MPOWER COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                         2000               1999               1998
                                                     -------------      -------------      -------------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Operating revenues:
  Telecommunication services.....................     $  146,862         $   55,066         $   18,249
                                                      ----------         ----------         ----------
Operating expenses:
  Cost of operating revenues (excluding
     depreciation)...............................        119,767             42,078             10,565
  Selling........................................         46,500              8,563              3,560
  General and administrative.....................        134,558             44,207             20,881
  Stock-based compensation expense...............          3,345                714                 --
  Non-recurring network optimization cost........         12,000                 --                 --
  Depreciation and amortization..................         50,975             18,921              5,238
                                                      ----------         ----------         ----------
                                                         367,145            114,483             40,244
                                                      ----------         ----------         ----------
     Loss from operations........................       (220,283)           (59,417)           (21,995)
Other income (expense):
  Gain on sale of assets, net....................            102                224                223
  Interest income................................         41,466              7,702              8,771
  Interest expense (net of amount capitalized)...        (45,934)           (18,278)           (19,064)
                                                      ----------         ----------         ----------
     Net loss before extraordinary item..........       (224,649)           (69,769)           (32,065)
Extraordinary item:
  Loss on early retirement of debt...............        (20,065)                --                 --
                                                      ----------         ----------         ----------
     Net loss....................................       (244,714)           (69,769)           (32,065)
Value of preferred stock beneficial conversion
  feature........................................             --            (72,500)                --
Accretion of preferred stock to redemption
  value..........................................         (6,765)            (6,133)                --
Accrued preferred stock dividend.................        (16,889)            (2,577)                --
                                                      ----------         ----------         ----------
Net loss applicable to common stockholders.......     $ (268,368)        $ (150,979)        $  (32,065)
                                                      ==========         ==========         ==========
Basic and diluted loss per share of common
  stock..........................................     $    (5.20)        $    (5.09)        $    (1.51)
                                                      ==========         ==========         ==========
Loss per share applicable to extraordinary
  item...........................................     $    (0.39)        $       --         $       --
                                                      ==========         ==========         ==========
Basic and diluted weighted average shares
  outstanding....................................     51,630,640         29,663,115         21,268,094
                                                      ==========         ==========         ==========

          See accompanying notes to consolidated financial statements.

                          MPOWER COMMUNICATIONS CORP.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                                                   REDEEMABLE
                                                                                 PREFERRED STOCK         COMMON STOCK
                                                              COMPREHENSIVE   ---------------------   -------------------
                                                                  LOSS          SHARES      AMOUNT      SHARES     AMOUNT
                                                              -------------   ----------   --------   ----------   ------
                                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1997................................                   5,148,570     16,665   13,199,400     14
Common stock issued for cash................................          --              --         --      151,020     --
Common stock issued for notes receivable....................          --              --         --      283,500     --
Warrants and options exercised for common stock.............          --              --         --      199,963     --
8% Series A Convertible Preferred Stock issued for cash.....          --       1,422,857      4,980           --     --
Accrued preferred stock dividend............................          --              --         --           --     --
Common stock issued for cash (IPO)..........................          --              --         --    6,037,500      6
Conversion of preferred stock to common stock...............          --      (6,571,427)   (21,645)   5,914,259      6
Unrealized gain on investments available-for-sale...........         817              --         --           --     --
Net loss....................................................     (32,065)             --         --           --     --
                                                                --------      ----------   --------   ----------    ---
COMPREHENSIVE LOSS..........................................     (31,248)
                                                                --------
BALANCE AT DECEMBER 31, 1998................................                          --         --   25,785,642     26
Unrealized loss on investments available-for-sale...........      (1,903)             --         --           --     --
Common stock issued.........................................          --              --         --    7,540,502      8
Warrants and options exercised for common stock.............          --              --         --    1,329,058      1
Common stock issued for notes receivable....................          --              --         --      225,000     --
Payment on stockholders' notes..............................          --              --         --           --     --
Repurchase of common stock..................................          --              --         --      (13,710)    --
10% Series B Convertible Preferred Stock issued for cash....          --       5,277,779     46,663           --     --
10% Series C Convertible Preferred Stock issued for cash....          --       1,250,000     34,500           --     --
Preferred stock issued for note receivable..................          --              --     (4,900)          --     --
Stock-based compensation....................................          --              --         --           --     --
Accrued preferred stock dividend............................          --              --      2,577           --     --
Value of preferred stock beneficial conversion features.....          --              --         --           --     --
Value of preferred stock beneficial conversion features.....          --              --         --           --     --
Accretion of preferred stock to redemption value............          --              --      6,133           --     --
Net loss....................................................     (69,769)             --         --           --     --
                                                                --------      ----------   --------   ----------    ---
COMPREHENSIVE LOSS..........................................     (71,672)
                                                                --------
BALANCE AT DECEMBER 31, 1999................................                   6,527,779     84,973   34,866,492     35
Unrealized gain on investments available-for-sale...........      10,110              --         --           --     --
Common stock issued for cash................................          --              --         --    9,245,564      9
Warrants and options exercised for common stock.............          --              --         --    1,298,728      1
Payment on stockholders' notes..............................          --              --      4,900           --     --
10% Series B Convertible Preferred Stock converted to common
  stock for cash............................................          --      (5,277,779)   (55,153)   7,916,668      8
7.25% Series D Convertible Preferred Stock issued for
  cash......................................................          --       4,140,000    200,575           --     --
Stock-based compensation....................................          --              --         --           --     --
Accrued preferred stock dividend............................          --              --     16,889           --     --
Preferred dividends paid in common stock....................          --              --    (14,063)   1,448,661      2
Accretion of preferred stock to redemption value............          --              --      6,765           --     --
Shares issued for acquisition of Primary Network............          --              --         --    2,024,757      2
Options and warrants issued for acquisition of Primary
  Network...................................................          --              --         --           --     --
Shares issued in exchange of Primary Network Senior Notes...          --              --         --       75,000     --
Net loss....................................................    (244,714)             --         --           --     --
                                                                --------      ----------   --------   ----------    ---
COMPREHENSIVE LOSS..........................................    (234,604)
                                                                --------
BALANCE AT DECEMBER 31, 2000................................                   5,390,000   $244,886   56,875,870    $57
                                                                              ==========   ========   ==========    ===

                                                                                                                NOTES
                                                                                                           RECEIVABLE FROM
                                                              ADDITIONAL                 TREASURY STOCK    STOCKHOLDERS FOR
                                                               PAID-IN     ACCUMULATED   ---------------     ISSUANCE OF
                                                               CAPITAL       DEFICIT     SHARES   AMOUNT     COMMON STOCK
                                                              ----------   -----------   ------   ------   ----------------
                                                                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1997................................     21,977       (12,327)       --      --           (688)
Common stock issued for cash................................        774            --        --      --             --
Common stock issued for notes receivable....................      1,485            --        --      --         (1,485)
Warrants and options exercised for common stock.............         14            --        --      --             --
8% Series A Convertible Preferred Stock issued for cash.....         --            --        --      --             --
Accrued preferred stock dividend............................       (654)           --        --      --             --
Common stock issued for cash (IPO)..........................     62,957            --        --      --             --
Conversion of preferred stock to common stock...............     22,429            --        --      --             --
Unrealized gain on investments available-for-sale...........         --            --        --      --             --
Net loss....................................................         --       (32,065)       --      --             --
                                                               --------     ---------    ------    ----        -------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 1998................................    108,982       (44,392)       --      --         (2,173)
Unrealized loss on investments available-for-sale...........         --            --        --      --             --
Common stock issued.........................................    118,302            --        --      --             --
Warrants and options exercised for common stock.............      1,678            --        --      --             --
Common stock issued for notes receivable....................      4,322            --        --      --         (4,322)
Payment on stockholders' notes..............................         --            --        --      --            200
Repurchase of common stock..................................         --            --    13,710     (76)            76
10% Series B Convertible Preferred Stock issued for cash....         --            --        --      --             --
10% Series C Convertible Preferred Stock issued for cash....         --            --        --      --             --
Preferred stock issued for note receivable..................         --            --        --      --             --
Stock-based compensation....................................        714            --        --      --             --
Accrued preferred stock dividend............................     (2,577)           --        --      --             --
Value of preferred stock beneficial conversion features.....    (72,500)           --        --      --             --
Value of preferred stock beneficial conversion features.....     72,500            --        --      --             --
Accretion of preferred stock to redemption value............     (6,133)           --        --      --             --
Net loss....................................................         --       (69,769)       --      --             --
                                                               --------     ---------    ------    ----        -------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 1999................................    225,288      (114,161)   13,710     (76)        (6,219)
Unrealized gain on investments available-for-sale...........         --            --        --      --             --
Common stock issued for cash................................    316,724            --        --      --             --
Warrants and options exercised for common stock.............      2,944            --        --      --             --
Payment on stockholders' notes..............................         --            --        --      --            925
10% Series B Convertible Preferred Stock converted to common
  stock for cash............................................     55,145            --        --      --             --
7.25% Series D Convertible Preferred Stock issued for
  cash......................................................         --            --        --      --             --
Stock-based compensation....................................      3,345            --        --      --             --
Accrued preferred stock dividend............................    (16,889)           --        --      --             --
Preferred dividends paid in common stock....................     14,061            --        --      --             --
Accretion of preferred stock to redemption value............     (6,765)           --        --      --             --
Shares issued for acquisition of Primary Network............     70,382            --        --      --             --
Options and warrants issued for acquisition of Primary
  Network...................................................      5,171            --        --      --             --
Shares issued in exchange of Primary Network Senior Notes...      2,625            --        --      --             --
Net loss....................................................         --      (244,714)       --      --             --
                                                               --------     ---------    ------    ----        -------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 2000................................   $672,031     $(358,875)   13,710    $(76)       $(5,294)
                                                               ========     =========    ======    ====        =======

                                                               ACCUMULATED
                                                                  OTHER
                                                              COMPREHENSIVE       TOTAL
                                                                 INCOME       STOCKHOLDERS'
                                                                 (LOSS)          EQUITY
                                                              -------------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1997................................          --            8,976
Common stock issued for cash................................          --              774
Common stock issued for notes receivable....................          --               --
Warrants and options exercised for common stock.............          --               14
8% Series A Convertible Preferred Stock issued for cash.....          --               --
Accrued preferred stock dividend............................          --             (654)
Common stock issued for cash (IPO)..........................          --           62,963
Conversion of preferred stock to common stock...............          --           22,435
Unrealized gain on investments available-for-sale...........         817              817
Net loss....................................................          --          (32,065)
                                                                 -------        ---------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 1998................................         817           63,260
Unrealized loss on investments available-for-sale...........      (1,903)          (1,903)
Common stock issued.........................................          --          118,310
Warrants and options exercised for common stock.............          --            1,679
Common stock issued for notes receivable....................          --               --
Payment on stockholders' notes..............................          --              200
Repurchase of common stock..................................          --               --
10% Series B Convertible Preferred Stock issued for cash....          --               --
10% Series C Convertible Preferred Stock issued for cash....          --               --
Preferred stock issued for note receivable..................          --               --
Stock-based compensation....................................          --              714
Accrued preferred stock dividend............................          --           (2,577)
Value of preferred stock beneficial conversion features.....          --          (72,500)
Value of preferred stock beneficial conversion features.....          --           72,500
Accretion of preferred stock to redemption value............          --           (6,133)
Net loss....................................................          --          (69,769)
                                                                 -------        ---------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 1999................................      (1,086)         103,781
Unrealized gain on investments available-for-sale...........      10,110           10,110
Common stock issued for cash................................          --          316,733
Warrants and options exercised for common stock.............          --            2,945
Payment on stockholders' notes..............................          --              925
10% Series B Convertible Preferred Stock converted to common
  stock for cash............................................          --           55,153
7.25% Series D Convertible Preferred Stock issued for
  cash......................................................          --               --
Stock-based compensation....................................          --            3,345
Accrued preferred stock dividend............................          --          (16,889)
Preferred dividends paid in common stock....................          --           14,063
Accretion of preferred stock to redemption value............          --           (6,765)
Shares issued for acquisition of Primary Network............          --           70,384
Options and warrants issued for acquisition of Primary
  Network...................................................          --            5,171
Shares issued in exchange of Primary Network Senior Notes...          --            2,625
Net loss....................................................          --         (244,714)
                                                                 -------        ---------
COMPREHENSIVE LOSS..........................................
BALANCE AT DECEMBER 31, 2000................................     $ 9,024        $ 316,867
                                                                 =======        =========

          See accompanying notes to consolidated financial statements.

                          MPOWER COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................  $(244,714)  $ (69,769)  $(32,065)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     50,975      18,921      5,238
  Loss on early retirement of debt..........................     20,065          --         --
  Non-recurring network optimization cost...................     12,000          --         --
  Gain on sale of investments...............................        (34)       (224)      (223)
  Amortization of debt discount.............................      1,330         575        575
  Amortization of deferred debt financing costs.............      1,233         794        867
  Stock-based compensation expense..........................      3,345         714         --
Changes in assets and liabilities:
  Increase in accounts receivable, net......................     (9,953)     (8,939)    (5,160)
  Decrease (increase) in prepaid expenses...................      1,673      (1,319)        69
  Increase in other assets..................................     (5,427)       (464)       (32)
  Increase in accounts payable -- trade.....................      9,220       6,474      4,852
  Increase in sales taxes payable...........................      4,746       2,945      1,400
  Increase in accrued interest and other expenses...........     13,992       4,379        295
                                                              ---------   ---------   --------
Net cash used in operating activities.......................   (141,549)    (45,913)   (24,184)
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Purchase of property and equipment, net of payables.......   (286,910)    (83,200)   (81,597)
  Purchase of investments held-to-maturity..................         --          --    (42,622)
  Net cash paid for acquisition of business.................    (13,475)         --         --
  Sale (purchase) of investments available-for-sale, net....   (356,603)    (54,707)    28,309
  Sale of restricted investments............................     21,191      19,123     18,195
                                                              ---------   ---------   --------
Net cash used in investing activities.......................   (635,797)   (118,784)   (77,715)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Proceeds from issuance of Senior Secured Notes, net of
    discount................................................    243,220          --         --
  Costs associated with issuance of Senior Secured Notes and
    warrants................................................    (10,482)         --       (133)
  Proceeds from issuance of 8% Series A Convertible
    Preferred Stock, net of issuance costs..................         --          --      4,980
  Proceeds from issuance of 10% Series B Convertible
    Preferred Stock, net of issuance costs..................         --      46,663         --
  Proceeds from issuance of 10% Series C Convertible
    Preferred Stock, net of issuance costs..................         --      29,600         --
  Proceeds from issuance of 7.25% Series D Convertible
    Preferred Stock, net of issuance costs..................    200,575          --         --
  Payments on Senior Notes..................................     (9,647)         --         --
  Proceeds (payments) on other long term debt and capital
    lease obligations, net..................................     (4,365)       (439)       133
  Payments received on stockholders' notes..................      5,825          --         --
  Proceeds from issuance of common stock....................    319,678     119,966     63,751
                                                              ---------   ---------   --------
Net cash provided by financing activities...................    744,804     195,790     68,731
                                                              ---------   ---------   --------
Net increase (decrease) in cash.............................    (32,542)     31,093    (33,168)
Cash and cash equivalents at beginning of period............     42,979      11,886     45,054
                                                              ---------   ---------   --------
Cash and cash equivalents at the end of period..............  $  10,437   $  42,979   $ 11,886
                                                              =========   =========   ========
Supplemental schedule of non-cash investing and financing
  activities:
  Treasury stock acquired in partial settlement of a note...  $      --   $      76   $     --
                                                              =========   =========   ========
  Increase in property and equipment purchases included in
    accounts payable -- property and equipment..............  $  14,308   $  10,882   $ 15,504
                                                              =========   =========   ========
  Stock issued in acquisition of business...................  $  70,384   $     223   $     --
                                                              =========   =========   ========
  Options and warrants issued in acquisition of business....  $   5,171   $      --   $     --
                                                              =========   =========   ========
  10% Series B Convertible Preferred Stock converted to
    common stock............................................  $  55,153   $      --   $     --
                                                              =========   =========   ========
  Preferred stock dividends declared........................  $  16,889   $   2,577   $     --
                                                              =========   =========   ========
  Accretion of preferred stock to redemption value..........  $   6,765   $   6,133   $     --
                                                              =========   =========   ========
  Common stock issued for notes receivable..................  $      --   $   4,322   $  1,485
                                                              =========   =========   ========
  Preferred stock issued for note receivable................  $      --   $   4,900   $     --
                                                              =========   =========   ========
Other disclosures:
  Cash paid for interest net of amounts capitalized.........  $  32,276   $  16,915   $ 19,192
                                                              =========   =========   ========

          See accompanying notes to consolidated financial statements.

                          MPOWER COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements of Mpower Communications Corp. (the "Company"), a Nevada corporation, include the accounts of the Company and its wholly-owned subsidiaries, Mpower Holding Corp., MGC Lease Corporation, Primary Network Holdings, Inc. ("Primary Network"), Mpower Communications of New York, Mpower Communications of Virginia, and MGCi Corp. All significant inter-company balances have been eliminated.

     The Company offers local dialtone, long distance Internet access via dial-up or dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL"), and other voice and data services primarily to residential and small to medium size business customers through the utilization of Company-owned switches and network architecture leased from incumbent local exchange carriers. The Company currently delivers services in 40 metropolitan areas in 15 states.

     During 2000 the Company moved its headquarters from Las Vegas, Nevada to Rochester, New York and changed the name of the Company from MGC Communications, Inc. to Mpower Communications Corp. The Company currently conducts all its business under the Mpower name.

REVENUE RECOGNITION

     The Company recognizes operating revenues from the sale of communication services including local dialtone, long distance, and Internet access and data services. Operating revenues are also recognized from installation charges as well as from access charges billed to other long distance carriers for utilizing the Company's network. Telecommunication revenues and accounts receivable are recognized when calls are terminated or when the installation services are completed. Accounts receivable includes both billed and unbilled amounts and is reduced by an estimate for uncollectible amounts. During 1999, the Company had recognized switched access revenues based on management's best estimate of the probable collections from such revenue billed to carriers. As of December 31, 2000, the Company has reached agreements with those carriers providing over 65% of the traffic and began to recognize the related revenues as billed. During 2000, the Company recorded a one-time amount of $5.0 million in revenue on those settlements for which the ultimate settlement exceeded management's previously recorded best estimates.

     For the years ended December 31, 2000, 1999 and 1998, the Company has recognized in operating revenues switched access revenues of approximately $57.7 million, $19.5 million and $7.4 million, respectively. Included in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2000 and 1999 are net receivables related to switched access of approximately $16.7 million and $10.9 million, respectively.

COST OF OPERATING REVENUES

     Cost of operating revenues include the cost of leasing copper loops from the ILECs, the cost to change over new customers onto our network, the cost of transporting voice and data traffic over our network, long distance charges from service providers related to the traffic generated by our customers, the cost of leasing collocation space from the ILECs and the related utilities to operate our equipment at those sites, the leased space related to our switch sites and the related utilities needed to operate our switches and other related services.

                          MPOWER COMMUNICATIONS CORP.

COMPREHENSIVE INCOME

     The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of unrealized gains (losses) on investments in available-for-sale securities, as well as net losses, and is presented in the consolidated statements of redeemable preferred stock and stockholders equity.

CONCENTRATION OF CREDIT RISK

     The Company conducts business with a large base of customers. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of our customers' financial condition. Additionally, a significant portion of the Company's accounts receivable related to switched access is concentrated in a limited number of carriers. The Company has reached access rate agreements with its three largest carriers. Allowances are maintained for potential credit issues and such losses to date have been within management's expectations.

CASH AND CASH EQUIVALENTS

     The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The fair value of the Company's financial instruments approximates carrying amounts due to the relatively short maturities and variable interest rates of the instruments, which approximates current market rates.

INVESTMENTS

     The Company classifies its investments as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of December 31, 2000, available-for-sale securities represent investments principally in United States Treasury and other agency securities which mature periodically through May 2003. Available-for-sale securities are recorded at fair value with net unrealized holding gains and losses reported in accumulated other comprehensive income. The Company recorded a $9.1 million gross unrealized gain and a $1.9 million gross unrealized loss, respectively, as part of accumulated other comprehensive income (loss) for the years ended December 31, 2000 and 1999.

     The specific identification method is used to determine a cost basis for computing realized gains and losses. During 2000, 1999 and 1998, proceeds from the sale of available-for-sale investments were $112.8 million, $43.6 million and $28.3 million, respectively. Gross realized gains and losses were not material in 2000, 1999 and 1998.

RESTRICTED INVESTMENTS

     As of December 31, 1999, the Company reported restricted investments which consisted of U.S. Treasury Notes which were restricted for the repayment of interest on certain debt (as discussed in Note 4) and were stated at amortized cost plus accrued interest. Management designated these investments as held-to-maturity securities in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The carrying value of the restricted investments approximated the fair value. During

                          MPOWER COMMUNICATIONS CORP.

2000, the Company fulfilled the interest repayment requirements under these debt agreements. The Company is not required to hold restricted assets for the payment of future interest under its current debt agreements.

ADVERTISING COSTS

     The Company expenses advertising costs in the period incurred. As of December 31, 2000, 1999 and 1998, the Company had expensed advertising costs of $7.3 million, $1.3 million and $0.8 million, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and amortization. Direct and indirect costs of construction are capitalized, and include $10.7 million, $4.1 million and $3.2 million of interest costs related to construction during 2000, 1999 and 1998, respectively. Depreciation is computed using the straight-line method over estimated useful lives beginning in the month an asset is placed into service.

     Estimated useful lives of property and equipment are as follows:

Buildings.................................  39 years
Telecommunications and switching
  equipment...............................  3-10 years
Computer hardware and software............  3-5 years
Office equipment and other................  3-10 years
Leasehold improvements....................  the lesser of the estimated useful lives or term of lease

     The Company capitalizes costs associated with the design, deployment and expansion of the Company's network including internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs generally include personnel and related costs incurred in the enhancement and implementation of purchased software packages. Capitalized internal labor costs for the years ended December 31, 2000, 1999 and 1998 were $9.9 million, $1.8 million and $0, respectively.

DEFERRED FINANCING COSTS

     Deferred financing costs are amortized to interest expense over the life of the related financing using the effective interest method.

GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles are primarily attributable to the acquisition of Primary Network in June 2000, as discussed in Note 2. This transaction was accounted for as a purchase and is stated at fair value as of the acquisition date, less accumulated amortization. The excess of the purchase price over the fair value of the net assets acquired (goodwill) is amortized using the straight-line method over 10 years. The purchase price of customer bases acquired is amortized using the straight-line method over 5 years. Amortization expense was $8.1 million, $0.1 million and $0 for the years ending December 31, 2000, 1999 and 1998, respectively.

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

                          MPOWER COMMUNICATIONS CORP.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2000 and 1999, the carrying value of certain financial instruments (accounts receivable, accounts payable) approximates fair value due to the short term nature of the instruments or interest rates, which are comparable with current rates.

     Based upon quoted market prices, the fair value of the Company's long-term debt outstanding is approximately $223.2 million and $160.8 million, at December 31, 2000 and 1999, respectively, as compared to carrying values at December 31, 2000 and 1999 of $466.8 million and $157.3 million, respectively.

LONG-LIVED ASSETS

     Management periodically evaluates the carrying value of its long-lived assets, including property, equipment and goodwill and other intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the discounted cash flows of the asset or other relevant measures. Management believes no material impairment in the value of long-lived assets exists at December 31, 2000 or 1999.

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

NETWORK OPTIMIZATION

     During third quarter 2000, the Company announced a plan to eliminate 339 collocations and delay expansion into 12 Northeast and Northwest markets. The Company recorded a non-recurring network optimization charge of $12.0 million that represents estimated amounts paid or to be paid to incumbent local exchange carriers for collocation sites for which the Company has decided to discontinue entrance.

     With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, and any cost that may be recovered through subsequent sales of the related assets.

                          MPOWER COMMUNICATIONS CORP.

RECLASSIFICATION

     Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

(2) ACQUISITIONS

     On June 23, 2000, the Company acquired Primary Network, a provider of data-centric communications services to business and residential customers in the Midwest. The Company issued 2.0 million shares of its common stock to Primary Network stockholders, assumed approximately $60.6 million of net debt, $56.2 million of which was exchanged for $62.4 million of the Company's Senior Notes due 2010. These Senior Notes due 2010 are subject to a six-month lock-up unless traded at par. The remaining debt assumed in this transaction was retired in August 2000 through a cash tender offer as described in Note 4.

     The Company accounted for this transaction as a purchase and the transaction was effectively recorded as of June 30, 2000 for accounting purposes. The results of operations of Primary Network have been included in the results of operations for the Company since July 1, 2000. The Company recorded $134.0 million in goodwill and $11.3 million in acquired customer base related to the acquisition of Primary Network which remains an estimate and is subject to revision based on finalization of management's exit plans. The goodwill and customer base are being amortized using the straight-line method over 10 and 5 years, respectively.

     In connection with the acquisition, the net cash paid was as follows:

                                                         (IN THOUSANDS)
Fair value of assets acquired, including cash
  acquired.............................................     $196,645
Less -- liabilities assumed............................      107,615
                                                            --------
Total consideration paid...............................       89,030
Less -- common stock, options and warrants issued......       75,555
                                                            --------
Net cash paid for acquisition..........................     $ 13,475
                                                            ========

     The following table sets forth the unaudited pro forma results of operations of the Company for the years ended December 31, 2000 and 1999, which gives effect to the acquisition of Primary Network as if it occurred on January 1, 1999. The unaudited pro forma results of operations are based on currently available information and on certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results do not purport to present what the Company's results of operations would actually have been if the aforementioned transaction had in fact occurred at the beginning of the period indicated, nor do they project the Company's financial position or results of operations at any future date or for any future period.

                                                          FOR THE YEAR ENDED
                                                     ----------------------------
                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
                                                            (IN THOUSANDS)
Revenues...........................................   $ 157,779       $  66,235
Net loss before extraordinary item.................    (268,903)        (97,766)
Net loss...........................................    (280,282)       (106,452)
Net loss applicable to common stockholders.........    (303,936)       (187,662)
Basic and diluted loss per share of common stock...       (5.77)          (5.91)
Loss per share applicable to extraordinary item....       (0.22)          (0.27)

                          MPOWER COMMUNICATIONS CORP.

(3) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Buildings and property.................................  $  5,640    $  5,518
Telecommunication and switching equipment..............   378,156     137,492
Leasehold improvements.................................     6,346         870
Computer hardware and software.........................    17,800       3,780
Office equipment and other.............................    25,603       5,748
                                                         --------    --------
                                                          433,545     153,408
Less accumulated depreciation and amortization.........   (70,342)    (25,237)
                                                         --------    --------
                                                          363,203     128,171
Switching equipment under construction.................   119,062      63,441
                                                         --------    --------
Net property and equipment.............................  $482,265    $191,612
                                                         ========    ========

     Depreciation expense was $42.9 million, $18.9 million and $5.2 million for the years ending December 31, 2000, 1999 and 1998, respectively.

(4) DEBT

     Long-term borrowings at December 31, 2000 and 1999 consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
13% Senior Notes, due 2010, net of unamortized discount
  of $12,870...........................................  $416,593    $     --
13% Senior Secured Notes, due October 1, 2004, net of
  unamortized discount of $694 and $2,732..............    50,252     157,268
Other long-term debt and capital lease obligations.....    18,236       4,667
                                                         --------    --------
                                                          485,081     161,935
Less current portion...................................    (8,422)       (623)
                                                         --------    --------
                                                         $476,659    $161,312
                                                         ========    ========

     Maturities of long-term debt and capital lease obligations for each of the next five years and thereafter ending December 31, consist of the following:

                                                         (IN THOUSANDS)
                                                         --------------
2001...................................................     $  8,422
2002...................................................        7,401
2003...................................................        2,029
2004...................................................       51,330
2005...................................................            0
Thereafter.............................................      429,463
                                                            --------
                                                            $498,645
                                                            ========

                          MPOWER COMMUNICATIONS CORP.

     In September 1997, the Company issued an aggregate of $160.0 million of 13% Senior Secured Notes due in 2004 (the "2004 Notes") along with warrants to purchase 1,162,080 shares of common stock. The 2004 Notes bear interest at the rate of 13% per annum, payable semi-annually in arrears on April 1 and October 1, commencing April 1, 1998. As set forth in the Indenture pursuant to which the 2004 Notes were issued, the Company was required to hold in a trust account sufficient funds to provide for payment in full of interest on the 2004 Notes through October 1, 2000. During 2000, the Company fulfilled the restricted interest payment requirements under this Indenture. Accordingly, the accompanying consolidated financial statements reflect $0 and $20.3 million as of December 31, 2000 and 1999, respectively, within restricted investments as security for the interest payments on the 2004 Notes. In addition, the 2004 Notes are secured by a security interest in certain specific telecommunications equipment owned by the Company.

     The initial Indenture governing the 2004 Notes contained certain restrictive covenants. As a result of the private exchange offer and consent solicitation, as described herein, substantially all of the restrictive convenants were eliminated. As of December 31, 2000, the Company is in compliance with all debt covenants.

     The 2004 Notes may be redeemed at the option of the Company, in whole or in part, on or after October 1, 2001, at a premium declining to par in 2003, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

YEAR                                                        PERCENTAGE
----                                                        ----------
2001......................................................    106.50
2002......................................................    103.25
2003 and thereafter.......................................    100.00

     On March 24, 2000, the Company received approximately $236.1 million in net proceeds from the issuance of $250.0 million of 13% Senior Notes due April 1, 2010 (the "2010 Notes"). The 2010 Notes bear a fixed annual interest rate of 13% which will be paid in cash every six months on April 1 and October 1, commencing October 1, 2000. The 2010 Notes are unsecured obligations and rank equally with all of the Company's existing and future senior debt and are senior to all of the Company's existing and future subordinated debt. The 2010 Notes contain certain repurchase requirements if certain assets are sold and the proceeds are not used as specified in the Indenture.

     The Indenture governing the 2010 Notes contains certain restrictive covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, engage in sale and lease back transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its restricted subsidiaries, conduct certain lines of business, issue or sell equity interests of the Company's restricted subsidiaries or enter into certain mergers and consolidations. As of December 31, 2000, management believes it is in compliance with all debt covenants governing these Notes.

     The Company intends to create a holding company. In anticipation of forming a holding company, at issuance of the 2010 Notes, the Company formed a wholly owned finance subsidiary, Mpower Holding Corporation ("Holding"), to act as co-obligor on the 2010 Notes. Pursuant to the terms of the indenture governing the 2010 Notes, upon the effective time of reorganization into a holding company structure, Holding would become the sole obligor on the 2010 Notes. In addition, upon the effective time of the proposed reorganization, Holding will become an obligor on the Company's 2004 Notes. The Company will remain an obligor on the 2004 Notes after the effective time of reorganization.

     At any time prior to April 1, 2003, the Company may redeem up to 35% of the principal amount of the 2010 Notes from the net cash proceeds of an underwritten public offering of the Company's capital stock at a redemption price equal to 113.0% of the principal amount of the notes plus any unpaid or accrued interest.

                          MPOWER COMMUNICATIONS CORP.

     At any time after April 1, 2005, the Company may, at its option, redeem the 2010 Notes in whole or in part, at a premium declining to par in 2008, plus accrued and unpaid interest and liquidated damages, if any, through the redemption date as follows:

YEAR                                                        PERCENTAGE
----                                                        ----------
2005......................................................   106.500
2006......................................................   104.330
2007......................................................   102.166
2008 and thereafter.......................................   100.000

     In June 2000, the Company consummated a private exchange offer and consent solicitation issuing $117.1 million aggregate principal amount of the Company's 2010 Notes in exchange for $103.9 million aggregate principal of the Company's 2004 Notes. In addition, as a result of consummating the exchange offer and having received the requisite consents from the holders of more than a majority of the outstanding principal amount of the 2004 Notes, a supplemental Indenture which eliminates substantially all of the restrictive covenants in the Indenture governing the 2004 Notes became operative.

     In June 2000, the Company issued an additional $62.4 million aggregate principal amount of its 2010 Notes in exchange for $55.6 million of the 12% Senior Subordinated Discount Notes due 2006 of Primary Network (the "Primary Notes"), originally assumed by the Company in connection with the acquisition of Primary Network.

     In July 2000, the Company filed a registration statement offering to exchange the unregistered 13% Senior Notes due 2010 for registered 13% Senior Notes due 2010 under the Securities Act of 1933, as amended. Terms of the registered 13% Senior Notes due 2010 are substantially the same as the unregistered 13% 2010 Notes due 2010. The exchange was consummated in August 2000.

     On August 14, 2000, the Company consummated an offer to purchase for cash $5.2 million in aggregate principal amount of 2004 Notes owned by the holders who were not "qualified institutional buyers" for a cash payment of $5.7 million.

     On August 16, 2000, as required by the terms of the Primary Notes in the event of a change of control, the Company paid $4.4 million to purchase for cash the remaining outstanding Primary Notes, at a purchase price of 101% of their accreted value as of August 16, 2000.

     In connection with the issuances in June 2000 of the 2010 Notes discussed above, the related early extinguishment of the debt replaced by the 2010 Notes, and the cash tender offer in August 2000, the Company incurred a loss on early retirement of debt of $20.1 million which has been reflected as a loss from extraordinary item in these consolidated financial statements.

(5) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

COMMON STOCK

     During 1998, the Company issued 151,020 shares of $0.001 par value common stock at prices ranging from $3.89 to $5.55 per share, for total proceeds to the Company of $774,000.

     During 1998, the Company approved agreements with key members of management to purchase a total of 283,500 shares of common stock. The purchase price of these shares ranged from $3.89 to $5.55 per share. In each case, the Company retains the right to repurchase these shares at their cost in the event of termination of employment for any reason and has agreed to finance a portion of the purchase price of the shares over a period of three years. The amounts owed to the Company are classified in the accompanying statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

                          MPOWER COMMUNICATIONS CORP.

     During May and June 1998, the Company sold 6,037,500 shares of common stock at $11.33 per share pursuant to the registration statement filed on Form S-1, which was declared effective by the Securities and Exchange Commission on May 11, 1998. The Company received proceeds, after expenses, of $63.0 million. In connection with the initial public offering of the Company's common stock, the Company effected a six for ten reverse stock split, which has been reflected in the accompanying consolidated financial statements. In addition to the reverse stock split, the Company's 6,571,427 outstanding shares of Series A Preferred Stock (as defined below) were converted to 5,914,259 shares of the Company's common stock upon completion of the initial public offering. The conversion of the Series A Preferred Stock has been reflected in the accompanying consolidated financial statements.

     In July 1999, the Company issued 7,540,502 shares of common stock at $16.67 per share and received proceeds, after expenses, of $118.3 million. In this offering, existing shareholders sold additional 881,543 shares of common stock for which the Company did not receive any proceeds.

     In September 1999, the Company reacquired 13,710 shares of its common stock at an aggregate purchase price of $0.1 million in partial cancellation of a note receivable from stockholder for issuance of common stock and is classified as treasury stock in the accompanying consolidated financial statements.

     In October 1999, the Company approved an agreement with a newly hired key member of management to purchase a total of 225,000 shares of common stock at $19.21 per share. The Company retains the right to repurchase these shares at their cost in the event of termination of employment for any reason and has agreed to finance the purchase price of the shares purchased. The agreement provides for the forgiveness of the note at the end of a three-year term of employment. The $4.3 million owed to the Company is classified in the accompanying statements of redeemable preferred stock and stockholders' equity as notes receivable from stockholders for issuance of common stock.

     In February 2000, the Company issued 9,245,564 shares of common stock at $36.00 per share and received proceeds, after expenses, of $316.7 million. In this offering, existing shareholders sold an additional 43,562 shares of common stock for which the Company did not receive any proceeds.

     During 2000, the Company issued 209,699 shares of common stock pursuant to the exercise of warrants acquired in a private placement. As the warrants were exercised on a cashless basis, the Company did not receive any proceeds from the issuance.

     In June 2000, the Company issued 2,024,757 shares of common stock at $35.00 per share for a total value of $70.9 million in connection with the stock acquisition of Primary Network. The Company received no proceeds from this issuance of common stock.

     In June 2000, the Board of Directors authorized an increase in the number of shares of common stock of the Company from 90,000,000 shares to 300,000,000 shares of common stock.

     On August 28, 2000, the Company effected a three-for-two split on its common stock to shareholders of record on July 31, 2000. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from additional paid-in capital. All references to the number of common shares and per share amounts have been restated to reflect the stock split for all periods presented.

PREFERRED STOCK

     In connection with the December 11, 2000 adoption of a Stockholder Right's Plan, the Company's Board of Directors authorized the creation of 100,000 shares of Series E Preferred Stock. Pursuant to the plan, preferred stock purchase rights will be distributed as a dividend at the rate of one right for each share of common stock held. The rights are designed to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price

                          MPOWER COMMUNICATIONS CORP.

for their shares. Each right will entitle stockholders to buy one one-thousandth of a share of Series E Preferred Stock of the Company at an exercise price of $36.50.

     The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 15% or more of the Company's outstanding common stock. The Company will generally be entitled to redeem the Rights at $0.0001 per Right at any time until the 10th business day following public announcement that a person or group has acquired 15% or more of the Company's common stock.

     Quarterly dividends shall be paid to each holder of 1/1000th of a share of Series E preferred stock, such fraction of a share is referred to as a unit, in an amount equal to the greater of (1) $.01, or (2) the amount of any dividends paid during the previous quarter on any shares of the Company's common stock. Dividends shall begin to accrue from the date of issuance of each unit of Series E Preferred Stock. Accrued but unpaid dividends will not bear interest.

     The holders of each unit of Series E Preferred Stock shall have the following voting rights:

     (1) The holders of each unit of Series E Preferred Stock shall be entitled to one vote on all matters submitted to a vote of the stockholders of the Company. The holders of units and the holders of shares of our common stock shall vote together as a class on all matters submitted to a vote of the stockholders;

     (2) If quarterly dividends are in arrears and unpaid for six or more quarters then the holders of the units, voting separately as a class, shall have the right to elect two of the Company's directors. If such an event occurs, then the number of members of our board of directors will be immediately and automatically increased by the number of directors elected by the holders of units of Series E preferred stock. The voting rights of the Series E Preferred Stock discussed in this subparagraph will be continued until all accrued and unpaid quarterly dividends have been paid, at which time, the term of any directors elected pursuant to the provisions of this subparagraph will terminate and the number of directors constituting our board of directors will be immediately and automatically decreased by that number.

     Upon the Company's liquidation, the holders of units of Series E Preferred Stock shall be entitled to receive their liquidation amounts plus accumulated and unpaid dividends, if any, on a pro rata basis with the holders of any series of preferred stock that ranks equally with the Series E Preferred Stock and before any amounts may be paid to holders of our common stock or other junior securities. The liquidation amount if the greater of (1) $.01 per unit of Series E Preferred Stock, or (2) an amount equal to the aggregate amount distributed to holders of our common stock.

     The units of Series E Preferred Stock are not redeemable.

     The units of Series E Preferred Stock shall rank junior to all other series of preferred stock of the Company as to the payment of dividends and the distribution of assets unless the certificate of designation of any such series shall provide otherwise.

     The terms of the Series E Preferred Stock shall not be amended in any manner that would alter or change the powers, preferences and special rights of the Series E Preferred Stock without the affirmative vote of the holders of a majority or more of the outstanding units of Series E Preferred Stock, voting separately as a class.

REDEEMABLE PREFERRED STOCK

     The Company has authorized the issuance of up to 50,000,000 shares of preferred stock. Prior to 1998, the Company designated 6,571,450 shares as 8% Series A Convertible Preferred Stock ("Series A Preferred

                          MPOWER COMMUNICATIONS CORP.

Stock") and completed a private placement offering in which 5,148,570 shares of the Series A Preferred Stock were issued.

     In January 1998, the Company completed an additional private placement offering in which 1,422,857 shares of Series A Preferred Stock were issued at $3.50 per share for total proceeds to the Company of approximately $5.0 million, net of expenses.

     These shares of Series A Preferred Stock were automatically converted into 5,914,259 shares of common stock upon the consummation of the Company's IPO. In accordance with the terms of the Series A Preferred Stock, the accrued dividends were reversed at the time of conversion.

     In May 1999, the Company entered into an agreement with Providence Equity Partners III L.P. ("Providence"), JK&B Capital III L.P. ("JK&B III") and Wind Point Partners III L.P. ("Wind Point") under which Providence, JK&B III and Wind Point and their affiliates agreed to purchase 5,277,779 shares of newly issued Series B Convertible Preferred Stock ("Series B Preferred Stock") at $9.00 per share for net proceeds of approximately $46.7 million.

     Dividends accrued on the Series B Preferred Stock at the rate of 10% per annum from the issue date until November 21, 1999 and are payable in preference to any dividends that may be paid with respect to the Company's common stock. Effective November 22, 1999, the Company elected to terminate the accrual of dividends since the Company's stock price exceeded $18.00 per share for 20 consecutive trading days (the "Market Threshold").

     The Series B Preferred Stock was convertible into Common Stock at any time at the option of the holder. Initially, the conversion price was $9.00 per share and each share of Series B Preferred Stock was convertible into one share of common stock. The conversion price was subject to adjustment as a result of stock splits, stock dividends and certain other issuances of additional stock.

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

     During the years ended December 31, 2000 and 1999, the Company recorded a pro rata accretion of the Series B Preferred Stock to its anticipated redemption value. Such accretion was based on the market value of the common stock at the balance sheet date, not to exceed $18.00 per share based on the Market Threshold. For the years ended December 31, 2000 and 1999, the Company recorded accretion of $2.5 million and $6.1 million, respectively, related to the Series B Preferred Stock which has been recorded as an increase in redeemable preferred stock with a corresponding decrease in additional paid-in capital.

     In March 2000, the holders of the Series B Preferred Stock elected to convert their 5,277,779 shares, along with $2.6 million in dividends, into 8,354,796 shares of common stock.

     In November 1999, the Company entered into an agreement with Providence, JK&B III and their affiliates (the "Purchasers") under which the Purchasers purchased 1,250,000 shares of newly issued Series C Convertible Preferred Stock ("Series C Preferred Stock") at $28.00 per share for a total consideration of $35.0 million. Of the total consideration, $4.9 million was paid by an interest-bearing promissory note which was paid in February 2000. The transaction was consummated on December 30, 1999.

     Dividends accrue on the Series C Preferred Stock at the rate of 10% per annum, are cumulative and are payable in preference to any dividends that may be paid with respect to the Company's common stock. No accrued dividends in excess of $2.80 per share will be paid if the Company requires conversion of the Series C

                          MPOWER COMMUNICATIONS CORP.

Preferred Stock within 30 months of issuance. The Company may require conversion if the Company's stock price exceeds $37.33 for 20 consecutive trading days.

     The Series C Preferred Stock is convertible into common stock at any time at the option of the holder. The initial conversion price was $28.00 per share and each share of Series C Preferred Stock was initially convertible into one share of common stock. The conversion price is subject to adjustment as a result of stock splits, stock dividends and certain other issuances of additional stock. The conversion price has been adjusted to $18.60 per share to reflect the 3-for-2 stock split in August 2000 and each share of Series C Preferred Stock is now convertible into one and one-half shares of common stock.

     The Series C Preferred Stock was issued in December 1999 with a beneficial conversion feature totaling $25.0 million measured as the difference between the initial conversion price of $28.00 per share and the fair value of the underlying common stock at the time of issuance. The beneficial conversion feature has been recognized as an increase in additional paid-in capital, with an offsetting decrease in additional paid-in capital.

     At each balance sheet date, the Company records a pro rata accretion of the Series C Preferred Stock to its anticipated redemption value. Such accretion is based on the market value of the common stock at the balance sheet date, not to exceed $37.33 per share based on the Market Threshold. For the year ended December 31, 2000, the Company recorded accretion of $4.3 million related to the Series C Preferred Stock which has been recorded as an increase in redeemable preferred stock with a corresponding decrease in additional paid-in capital.

     The holders of the Series C Preferred Stock have the right to require the Company to redeem the Series C Preferred Stock after December 2005 or upon a sale of the Company. The redemption price will be equal to the greater of (x) $28.00 per share plus the greater of $2.80 per share or accrued and unpaid dividends, or (y) the value of the common stock into which the Series C Preferred Stock is then convertible.

     If the Company fails to redeem all shares of Series C Preferred Stock within six months of the date specified by the holders of the Series C Preferred Stock, then the holders of the Series C Preferred Stock will have the right to elect a majority of the Company's Board of Directors.

     The Series C Preferred Stock will vote along with the common stock on an as-converted basis. The purchasers of the Series C Preferred Stock have the right to nominate two or more of the directors depending on the size of the Company's Board of Directors and the percentage of the Company's stock represented by the outstanding Series C Preferred Stock. The purchasers of the Series C Preferred Stock also have the right to have their Board representative serve on each committee of the Company's Board and on the Board of each of the Company's subsidiaries.

     In February 2000, the Company completed an offering in which 4,140,000 shares of 7.25% Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") at $50.00 per share were issued for $207.0 million in gross proceeds. Dividends accrue on the liquidation amount of $50.00 per share at the rate of 7.25% per year, which is equivalent to $3.625 per year, and are payable quarterly commencing on May 15, 2000, and must be paid before any dividends may be paid on the Company's common stock. At our option, dividends may be paid in cash or in shares of our company's common stock. During 2000, the Company declared regular quarterly dividends of $0.91 per share payable in 1,010,533 shares of the Company's common stock.

     The holders of Series D Preferred Stock have no voting rights, except as otherwise required under Nevada law or as provided in the certificate of designation.

     Upon the Company's liquidation, the holders of the Series D Preferred Stock will be entitled to receive their liquidation amounts plus accumulated and unpaid dividends, if any, on a pro rata basis with the holders of any series of preferred stock which ranks equally with the Series D Preferred Stock and before any amounts

                          MPOWER COMMUNICATIONS CORP.

may be paid to holders of the Company's common stock or other junior securities. The liquidation amount is $50.00 per share.

     A holder of shares of Series D Preferred Stock may convert those shares into the Company's common stock at any time. Initially, each share of Series D Preferred Stock was convertible into .7652 shares of the Company's common stock at a conversion price of $65.34 per share. The conversion price and number of shares may be adjusted as a result of stock splits, stock dividends, exchange or tender offers and other issuances of additional stock or non-stock distributions and has been adjusted to 1.1478 shares of our common stock at a conversion price of $43.56 per share to reflect the 3-for-2 split in August 2000.

     On or after February 15, 2003, the Company may, at its option, cancel the conversion rights of the Series D Preferred Stock if the closing price of the Company's common stock equals or exceeds 140% of the conversion price for at least 20 trading days within any 30 trading day period.

     On February 15, 2012, the Company will be required to redeem all of the outstanding shares of the Series D Preferred Stock at a redemption price, payable in cash, equal to the liquidation amount plus accumulated and unpaid dividends, if any, whether or not declared, to the date of redemption.

     On or after February 15, 2002, but before February 15, 2003, if the closing price of the Company's common stock equals or exceeds 150% of the conversion price for at least 20 trading days within any 30 day trading period, the Company may redeem the Series D Preferred Stock, which is referred to as a provisional redemption. If the Company redeems the Series D Preferred Stock, the redemption price will be 105.8% of the liquidation amount, plus accumulated and unpaid dividends, if any, whether or not declared, to the date of the provisional redemption. If the Company undertakes a provisional redemption, the holders of shares of the Series D Preferred Stock called for redemption also will receive an additional payment in an amount equal to the present value of the dividends that would have been payable on the Series D Preferred Stock for the period from the date of the provisional redemption to February 15, 2003. The Company may pay the redemption price, including any additional payment in cash or, at its option, if the Company satisfies conditions specified in the certificate of designation for the Series D Preferred Stock, in shares of the Company's common stock or a combination thereof.

(6) STOCK OPTION PLAN

     The Company has a stock option plan which allows the Board of Directors to grant incentives to employees in the form of incentive stock options and non-qualified stock options. As of December 31, 2000, the Company had reserved 12,960,000 shares of common stock to be issued under the plan.

     Substantially all options have been granted to employees at a price equal to fair market value and vest primarily over a four to five year period with an acceleration provision for certain events or qualified changes in control. All options expire within ten years of the date of grant. In connection with the acquisition of Primary Network, the Company assumed all the outstanding options of Primary Network.

                          MPOWER COMMUNICATIONS CORP.

     Stock option transactions during 2000, 1999 and 1998 are as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                          NUMBER      EXERCISE
                                                        OF SHARES      PRICE
                                                        ----------    --------
Outstanding at December 31, 1997......................   1,579,680     $ 1.67
Granted...............................................   1,298,550     $ 5.65
Exercised.............................................     (11,070)    $ 1.18
Canceled..............................................    (127,860)    $ 3.89
                                                        ----------
Outstanding at December 31, 1998......................   2,739,300     $ 3.45
Granted...............................................   3,654,360     $10.39
Exercised.............................................    (518,550)    $ 3.25
Canceled..............................................    (547,200)    $ 9.28
                                                        ----------
Outstanding at December 31, 1999......................   5,327,910     $11.25
Granted...............................................  15,992,615     $21.54
Exercised.............................................  (1,089,032)    $ 2.71
Canceled..............................................  (9,912,030)    $29.21
                                                        ----------
Outstanding at December 31, 2000......................  10,319,463     $11.03
                                                        ==========
Exercisable at December 31, 1998......................     567,990     $ 1.38
                                                        ==========
Exercisable at December 31, 1999......................   1,222,610     $ 2.73
                                                        ==========
Exercisable at December 31, 2000......................     644,532     $ 8.28
                                                        ==========

     The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock based compensation plans other than for stock options issued with an exercise price below fair market value. During 2000 and 1999, the Company recognized related stock-based compensation expense of $3.3 million and $0.7 million, respectively. In September 2000, the Board of Directors approved a one-time repricing of stock options for all employees who made an election by the close of business on September 14, 2000. The Company repriced 7,095,144 options to an exercise price of $8.70 per share with a vesting period of four years. In accordance with variable plan accounting, the Company measures compensation as the amount by which the quoted market value of the Company's stock exceeds the option price, multiplied by the number of shares granted under the options. Changes in the quoted market value of those shares between the date of grant and the measurement date result in a change in the measure of compensation. Over the vesting period of the options, compensation is expensed ratably. Between the end of the vesting period and the measurement date, changes in compensation are recognized immediately in cost of operations. The Company has not recognized compensation expense for the options repriced in September 2000 as the market price of the common stock was significantly below the exercise prices.

     The Company has adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation". In accordance with SFAS 123, the Company has elected not to recognize compensation cost related to stock options with exercise prices equal to the market price at date of issuance. Had the Company determined compensation cost using the fair value based method defined in SFAS No. 123, the Company's

                          MPOWER COMMUNICATIONS CORP.

results from operations would have been as follows for the years ended December 31 (in thousands, except per share amounts):

                                                              AS REPORTED    PRO FORMA
                                                              -----------    ---------
2000
Net loss before extraordinary item..........................   $(224,649)    $(277,916)
Net loss....................................................    (244,714)     (297,981)
Basic and diluted loss per share of common stock............       (5.20)        (6.23)
Loss per share applicable to extraordinary item.............       (0.39)        (0.39)

1999
Net loss before extraordinary item..........................     (69,769)      (73,547)
Net loss....................................................     (69,769)      (73,547)
Basic and diluted loss per share of common stock............       (5.09)        (5.22)
Loss per share applicable to extraordinary item.............          --            --

1998
Net loss before extraordinary item..........................     (32,065)      (32,630)
Net loss....................................................     (32,065)      (32,630)
Basic and diluted loss per share of common stock............       (1.51)        (1.53)
Loss per share applicable to extraordinary item.............          --            --

     For options granted during the year ended December 31, 2000, the weighted average fair value of options on the date of grant, estimated using the Black-Scholes option pricing model, was $27.85, using the following assumptions: dividend yield of 0%; expected option life of 6.0 years; risk free interest rate 5.24% and an expected volatility of 128%.

     For options granted during the years ended December 31, 1999 and 1998, the weighted average fair value of options, on the date of grant, estimated using the Black-Scholes option pricing model, was $15.87 and $4.47, respectively, using the following assumptions: dividend yield of 0%; expected option life of
6.5 years; and risk free interest rate at December 31, 1999 and 1998 of 6.54% and 5.06% and an expected volatility of 153.7% and 80.5%, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                      WEIGHTED
                                        SHARES         AVERAGE      WEIGHTED      NUMBER       WEIGHTED
                                      OUTSTANDING     REMAINING     AVERAGE     EXERCISABLE    AVERAGE
                                      AT DEC. 31,    CONTRACTUAL    EXERCISE    AT DEC. 31,    EXERCISE
RANGE OF EXERCISE PRICE                  2000           LIFE         PRICE         2000         PRICE
-----------------------               -----------    -----------    --------    -----------    --------
$0.55 to $6.90......................   1,784,098      7.9 years      $ 3.84       399,294       $ 4.05
$6.91 to $13.80.....................   7,321,488      9.4 years      $ 9.08       162,675       $13.02
$13.81 to $34.50....................     424,086      9.0 years      $19.54        82,563       $19.41
$34.50 to $69.00....................     789,791      9.2 years      $40.69            --       $   --
                                      ----------                                  -------
$0.55 to $69.00.....................  10,319,463      9.1 years      $11.03       815,073       $ 8.28
                                      ==========                                  =======

(7) LOSS PER SHARE

     SFAS No. 128, "Earnings Per Share," requires the Company to calculate its earnings per share based on basic and diluted earnings per share, as defined. Basic and diluted loss per share for the years ended December 31, 2000, 1999, and 1998 were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock during the period.

                          MPOWER COMMUNICATIONS CORP.

     The Company had options and warrants to purchase common shares, and redeemable preferred stock which can be converted to common shares, outstanding at December 31, 2000, 1999 and 1998, that were not included in the calculation of diluted loss per share because the effect would be antidilutive, as follows:

                                                              2000         1999         1998
                                                           ----------    ---------    ---------
Options and Warrants.....................................  10,436,976    5,380,848    2,892,611
Redeemable preferred stock...............................   6,626,892    9,791,668           --

(8) INCOME TAXES

     The net deferred tax asset as of December 31, 2000 and 1999 is as follows (in thousands):

                                                          2000         1999
                                                        ---------    --------
Deferred Tax Asset
  Net operating loss carry-forward....................  $ 169,345    $ 48,152
  Other...............................................      6,965       1,101
                                                        ---------    --------
                                                          176,310      49,253
  Less: valuation allowance...........................   (138,751)    (39,906)
                                                        ---------    --------
  Net deferred tax asset..............................     37,559       9,347
                                                        ---------    --------
Deferred Tax Liability
  Property and equipment..............................     30,392       6,405
  Other...............................................      7,167       2,942
                                                        ---------    --------
  Net deferred tax liability..........................     37,559       9,347
                                                        ---------    --------
Net...................................................  $      --    $     --
                                                        =========    ========

     SFAS No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not; otherwise, a valuation allowance is applied. At December 31, 2000 and 1999, the Company determined that $138.8 million and $39.9 million, respectively, of tax benefits did not meet the realization criteria because of the Company's historical operating results. Accordingly, a valuation allowance was applied to reserve against the applicable deferred tax asset.

     At December 31, 2000 and 1999, the Company had net operating loss carry-forwards available for income tax purposes of approximately $457.7 million and $133.7 million, respectively, which expire principally from 2011 to 2019.

                          MPOWER COMMUNICATIONS CORP.

(9) COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

     The Company has entered into various operating lease agreements for its switching facilities, offices, and office equipment. Future minimum lease obligations in effect as of December 31, 2000 are as follows (in thousands):

Payments during the year ending December 31:
     2001..........................................  $15,987
     2002..........................................   14,086
     2003..........................................   11,260
     2004..........................................   10,843
     2005..........................................    7,655
     Thereafter....................................   18,070
                                                     -------
                                                     $77,901
                                                     =======

     Rent expense was $10.1 million, $1.6 million and $0.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

PURCHASE COMMITMENTS

     In the ordinary course of business, the Company enters into purchase agreements with its vendors of telecommunications equipment and collocation sites. As of December 31, 2000, the Company had total commitments with telecommunication vendors of approximately $23.1 million for purchases of switching equipment and with collocation site providers of approximately $12.4 million of remaining commitments for the build-out of collocation sites.

LITIGATION

     The Company is party to various legal proceedings, most of which relate to routine matters incidental to its business. However, on September 20, 2000, a class action lawsuit was commenced against the Company and its chief executive officer, Rolla P. Huff, in federal court for the Western District of New York. On March 6, 2001, an amended consolidated class action complaint was served in that action, seeking to recover damages for alleged violations by the Company of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and section 11 of the Securities Act of 1933. The amended consolidated complaint also seeks to recover damages against several of the Company's officers and members of its board of directors in addition to Mr. Huff. The amended consolidated complaint also names various underwriters as defendants in the action.

     The Company and the individual defendant officers and board members have denied any wrongdoing and will vigorously contest the class action suit. Any judgment that is significantly greater than our available insurance coverage could have a material adverse effect on the Company's results of operations and/or financial condition.

     Except as set forth above, management does not believe that the outcome of any legal proceedings will have a material adverse effect on the Company's financial position or results of operations.

INTERCONNECTION AGREEMENTS

     The Company has interconnection agreements with seven incumbent local exchange carriers. These agreements expire on various dates through October 2003.

                          MPOWER COMMUNICATIONS CORP.

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

(10) RISKS AND UNCERTAINTIES

     Certain rates in the interconnection agreements have been established by the Federal Communications Commission (FCC) and are subject to adjustment upon final negotiations. For the years ended December 31, 1999 and 1998, the Company had recorded costs of sales related to the Sprint (Nevada) interconnection agreement at amounts which were management's best estimates of the probable outcome of the final negotiated charges to our accounts. The difference, which totaled approximately $1.1 million and $1.7 million for the fiscal years ended December 31, 1999 and 1998, respectively was not recorded in the accompanying consolidated financial statements. This matter was resolved during 2000 at amounts approximating management's estimates, therefore having no impact on the Company's results of operations.

(11) RELATED PARTY TRANSACTIONS

     The facilities which house the Company's office in Las Vegas are owned by an entity principally owned by two of the Company's directors. Total related rent expense was $1.6 million, $0.8 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     During 1999, the Company entered into a capital lease agreement for an aircraft, the owners of which were directors of the Company. All assets under capital leases were capitalized using interest rates appropriate at the inception of each lease. Capital leases were recorded at cost and depreciated over the lesser of the estimated life or lease term. Total related lease payments were $0.3 million and $0.1 million in 2000 and 1999, respectively. The lease was terminated during May 2000.

(12) SUBSEQUENT EVENTS

     In February 2001, the Company entered into an agreement with Earthlink, Inc., an Internet service provider, to sell its residential dial-up ISP customer base. The Company acquired this customer base through its acquisition of Primary Network in June of 2000. The quarterly revenue contribution from this customer base was approximately $1.6 million.

     During February 2001, the Company announced the cancellation of its plans to enter 12 markets in the Northeast and Northwest, representing 351 collocations. The Company expects to take a charge of approximately $20.0 million to $24.0 million in the first quarter of 2001 associated with the investment made in switch sites and collocations for these markets. The charge represents estimated amounts paid or to be paid and the actual payments will be based on ultimate settlements with the incumbent local exchange carriers, net of any costs that may be recoverable through sales of the related assets, and the Company's ability to enter into sublease agreements for its switch site leases. Equipment will be redeployed for growth in the Company's existing network.

     At December 31, 2000, the Company has switch site lease commitments of $13.6 million related to these markets, expiring from 2005 through 2010. $2.0 million of these commitments have been included in the estimated charge representing lease commitments through December 31, 2001. The Company is currently negotiating the sublease of these switch sites in these markets.

                          MPOWER COMMUNICATIONS CORP.

(13)  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                  FIRST       SECOND      THIRD       FOURTH
                                                 QUARTER     QUARTER     QUARTER      QUARTER
                                                 --------    --------    --------    ---------
Year Ended December 31, 2000:
Operating Revenues                               $ 25,458    $ 30,918    $ 45,905    $  44,581
Loss from Operations                              (29,250)    (40,938)    (79,403)     (70,692)
Loss from Operations before Extraordinary Item    (25,344)    (40,677)    (83,537)     (75,091)
Loss Applicable to Common Stockholders            (31,840)    (65,901)    (89,276)     (81,351)
Basic and Diluted Loss per Share of Common
  Stock                                             (0.79)      (1.23)      (1.60)       (1.44)
Loss per Share Applicable to Extraordinary Item        --       (0.36)         --        (0.01)
Year Ended December 31, 1999:
Operating Revenues                               $  8,401    $ 11,485    $ 15,036    $  20,144
Loss from Operations                              (11,293)    (12,400)    (12,708)     (23,016)
Loss from Operations before Extraordinary Item    (14,212)    (15,537)    (14,995)     (25,025)
Loss Applicable to Common Stockholders            (14,212)    (17,615)    (17,632)    (101,520)
Basic and Diluted Loss per Share of Common
  Stock                                             (0.55)      (0.67)      (0.55)       (2.94)