Form 10-Q
period 2001-03-31
MPOWER COMMUNICATIONS CORP
filed 2001-05-07
CIK 1047960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER 0-24059

                           MPOWER COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)

                   NEVADA                                    88-0360042
(State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                           Identification No.)

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

                               YES [X] NO [ ]


The number of shares outstanding of the issuer's common stock, as of May 3, 2001:

Common stock (par value $0.001 per share) ....   59,507,724 shares outstanding

                           MPOWER COMMUNICATIONS CORP.

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I--    FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000...................     3

            Consolidated Statements of Operations - Three months ended March 31, 2001
            and 2000 (Unaudited).............................................................................     4

            Consolidated Statements of Cash Flows - Three months ended March 31, 2001
            and 2000 (Unaudited).............................................................................     5

            Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity for
            the period from December 31, 1999 to March 31, 2001 (Unaudited)..................................     6

            Condensed Notes to Unaudited Interim Consolidated Financial Statements...........................     7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations............    10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.......................................    12

PART II--   OTHER INFORMATION

Item 1.     Legal Proceedings................................................................................    12

Item 2.     Changes in Securities and Use of Proceeds........................................................    13

Item 6.     Exhibits and Reports on Form 8-K.................................................................    14

SIGNATURES  .................................................................................................    16

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                           MPOWER COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEETS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                            MARCH 31,   DECEMBER 31,
                                                                                                              2001         2000
                                                                                                           ----------   -----------
                                                                                                           (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents ...........................................................................   $   60,997   $   10,437
   Investments available-for-sale ......................................................................      377,037      492,804
   Restricted investments ..............................................................................        1,357        1,065
   Accounts receivable, less allowance for doubtful accounts of $4,380 and $4,488 at
      March 31, 2001 and December 31, 2000, respectively ...............................................       18,807       27,970
   Prepaid expenses ....................................................................................        2,577        2,973
                                                                                                           ----------   ----------
         Total current assets ..........................................................................      460,775      535,249
Property and equipment, net ............................................................................      467,239      482,265
Deferred financing costs, net of accumulated amortization of $1,237 and $895 at March 31, 2001 and
      December 31, 2000, respectively ..................................................................       10,452       10,794
Goodwill and other intangibles, net of accumulated amortization of $11,933 and $8,147 at
      March 31, 2001 and December 31, 2000, respectively ...............................................      133,683      137,469
Other assets ...........................................................................................        6,788        6,683
                                                                                                           ----------   ----------
      Total assets .....................................................................................   $1,078,937   $1,172,460
                                                                                                           ==========   ==========

                        LIABILITIES, REDEEMABLE PREFERRED
                         STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and capital lease obligations ..................................   $    8,152   $    8,422
   Accounts payable:
      Trade ............................................................................................       45,506       36,584
      Property and equipment ...........................................................................       12,620       39,263
   Accrued interest ....................................................................................       31,227       15,613
   Accrued sales tax payable ...........................................................................        8,874        9,091
   Accrued other expenses ..............................................................................       30,193       25,075
                                                                                                           ----------   ----------
      Total current liabilities ........................................................................      136,572      134,048
Senior notes, net of unamortized discount of $13,169 and $13,564 at March 31, 2001 and
      December 31, 2000, respectively ..................................................................      467,240      466,845
Other long-term debt and capital lease obligations .....................................................        8,073        9,814
                                                                                                           ----------   ----------
         Total liabilities .............................................................................      611,885      610,707
                                                                                                           ----------   ----------
Commitments and contingencies

Redeemable preferred stock:
   10% Series C convertible preferred stock, 1,250,000 shares authorized, issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively ...............................................       43,723       42,760
   7.25% Series D convertible preferred stock, 3,154,953 and 4,140,000 shares authorized,
      issued and outstanding at March 31, 2001 and December 31, 2000, respectively .....................      153,741      202,126
Stockholders' equity:
   Preferred stock, 45,495,047 and 44,510,000 shares authorized but unissued at March 31, 2001
      and December 31, 2000, respectively ..............................................................         --           --
   Series E preferred stock, 100,000 shares authorized but unissued ....................................         --           --
   Common stock, $0.001 par value, 300,000,000 shares authorized, 59,226,594 and
      56,875,870 shares issued at March 31, 2001 and
      December 31, 2000, respectively ..................................................................           59           57
Additional paid-in capital .............................................................................      720,398      672,031
Accumulated deficit ....................................................................................     (457,381)    (358,875)
Less: treasury stock, 13,710 shares, at cost ...........................................................          (76)         (76)
Notes receivable from stockholders for issuance of common stock ........................................       (5,294)      (5,294)
Accumulated other comprehensive income .................................................................       11,882        9,024
                                                                                                           ----------   ----------
         Total stockholders' equity ....................................................................      269,588      316,867
                                                                                                           ----------   ----------
         Total liabilities, redeemable preferred stock and stockholders' equity ........................   $1,078,937   $1,172,460
                                                                                                           ==========   ==========

See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER COMMUNICATIONS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2001            2000
                                                   ------------    ------------
Operating revenues:
   Telecommunications services .................   $     46,602    $     25,458
Operating expenses:
   Cost of operating revenues ..................         40,572          18,935
   Selling .....................................         15,883           7,626
   General and administrative ..................         36,886          19,810
   Stock-based compensation expense ............            933           1,576
   Non-recurring network optimization cost .....         24,000            --
   Depreciation and amortization ...............         21,569           6,761
                                                   ------------    ------------
                                                        139,843          54,708
                                                   ------------    ------------
      Loss from operations .....................        (93,241)        (29,250)
Other income (expense):
   Gain on sale of assets ......................          1,774            --
   Interest income .............................          7,728           8,871
   Interest expense (net of amounts capitalized)        (14,767)         (4,965)
                                                   ------------    ------------

      Net loss .................................        (98,506)        (25,344)
Preferred stock dividends ......................         (9,723)         (3,007)
Accretion of preferred stock to
   redemption value ............................           --            (3,489)
                                                   ------------    ------------
Net loss applicable to common stockholders .....   $   (108,229)   $    (31,840)
                                                   ============    ============
Basic and diluted loss per share of common
   stock .......................................   $      (1.85)   $      (0.79)
                                                   ============    ============
Basic and diluted weighted average
   shares outstanding ..........................     58,529,427      40,408,367
                                                   ============    ============

See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                     2001         2000
                                                                                  ---------    ---------
Cash flows from operating activities:
    Net loss ..................................................................   $ (98,506)   $ (25,344)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization .............................................      21,569        6,761
    Non-recurring network optimizations cost ..................................      24,000         --
    Gain on sale of assets ....................................................      (1,774)        --
    Amortization of debt discount .............................................         395          157
    Amortization of deferred debt financing costs .............................         342          216
    Stock-based compensation ..................................................         933        1,576
    Changes in assets and liabilities:
          Decrease in accounts receivable, net ................................       9,163        1,018
          Decrease (increase) in prepaid expenses .............................         396       (1,026)
          Increase in other assets ............................................        (105)        (887)
          Increase in accounts payable - trade ................................       8,922       11,020
          (Decrease) increase in accrued sales tax payable ....................        (217)       1,102
          Increase in accrued interest and other expenses .....................       9,104        7,572
                                                                                  ---------    ---------
Net cash (used in) provided by operating activities ...........................     (25,778)       2,165
                                                                                  ---------    ---------
Cash flows from investing activities:
    Purchase of property and equipment, net of payables .......................     (41,772)     (33,545)
    Sale (purchase) of investments available-for-sale, net ....................     120,399     (462,871)
    Purchase of restricted investments ........................................        (292)        (278)
                                                                                  ---------    ---------
Net cash provided by (used in) investing activities ...........................      78,335     (496,694)
                                                                                  ---------    ---------
Cash flows from financing activities:
    Proceeds from issuance of Senior Notes, net of discount ...................        --        243,220
    Costs associated with issuance of Senior Notes ............................        --         (7,575)
    Proceeds from issuance of 7.25% Series D Convertible Preferred
      Stock, net of issuance costs ............................................        --        200,628
    Payments on other long-term debt and capital lease obligations ............      (2,011)        (321)
    Proceeds from issuance of common stock ....................................          14      318,092
    Payments received on stockholders' notes ..................................        --          5,275
                                                                                  ---------    ---------
Net cash (used in) provided by financing activities ...........................      (1,997)     759,319
                                                                                  ---------    ---------
Net increase in cash and cash equivalents .....................................      50,560      264,790
Cash and cash equivalents at beginning of period ..............................      10,437       42,979
                                                                                  ---------    ---------
Cash and cash equivalents at the end of period ................................   $  60,997    $ 307,769
                                                                                  =========    =========
Supplemental schedule of non-cash investing and financing activities:
    Preferred stock converted to common stock .................................   $  47,775    $  55,153
                                                                                  =========    =========
    Preferred stock dividends paid in common stock ............................   $   2,995    $   2,578
                                                                                  =========    =========
    Accretion of preferred stock to redemption value ..........................   $    --      $   3,489
                                                                                  =========    =========
    Preferred stock dividends accrued .........................................   $   3,348    $   2,957
                                                                                  =========    =========

See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER COMMUNICATIONS CORP.

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)





                                                                 REDEEMABLE
                                                               PREFERRED STOCK                 COMMON STOCK           ADDITIONAL
                                          COMPREHENSIVE   --------------------------    -------------------------      PAID-IN
                                              LOSS           SHARES         AMOUNT         SHARES        AMOUNT        CAPITAL
                                          -------------   -----------    -----------    -----------    ----------   ------------

BALANCE AT DECEMBER 31, 1999 ...........                    6,527,779    $    84,973     34,866,492    $       35   $   225,288

Unrealized gain on investments
 available-for-sale.....................    $    10,110           --             --             --            --            --
Common stock issued for cash ...........          --             --             --        9,245,564             9       316,724
Warrants and options exercised for
 common stock ..........................          --             --             --        1,298,728             1         2,944
Payment on stockholders' notes .........          --             --            4,900           --            --            --
10% Series B Convertible Preferred
 Stock converted to common stock........          --       (5,277,779)       (55,153)     7,916,668             8        55,145
7.25% Series D Convertible Preferred
 Stock issued for cash..................          --        4,140,000        200,575           --            --            --
Stock-based compensation ...............          --             --             --             --            --           3,345
Accrued preferred stock dividend .......          --             --           16,889           --            --         (16,889)
Preferred dividends paid in common stock          --             --          (14,063)     1,448,661             2        14,061
Accretion of preferred stock to
 redemption value ......................          --             --            6,765           --            --          (6,765)
Shares issued for acquisition of
 Primary Network .......................          --             --             --        2,024,757             2        70,382
Options and warrants issued for
 acquisition of Primary Network.........          --             --             --             --            --           5,171
Shares issued in exchange of Primary
 Network Senior Notes...................          --             --             --           75,000          --           2,625
Net loss ...............................      (244,714)          --             --             --            --            --
                                           -----------    -----------    -----------    -----------    -----------   -----------
COMPREHENSIVE LOSS .....................    $ (234,604)
                                           ===========
BALANCE AT DECEMBER 31, 2000 ...........                    5,390,000        244,886     56,875,870            57       672,031
Unrealized gain on investments
 available-for-sale ....................    $    2,858           --             --             --            --            --
Warrants and options exercised for
 common stock  .........................          --             --             --            6,100          --              14
Stock-based compensation ...............          --             --             --             --            --             933
Accrued preferred stock dividend .......          --             --            3,348           --            --          (3,348)
Preferred dividends paid in common stock          --             --           (2,995)       427,070          --           2,995
7.25% Series D Convertible Preferred
 Stock converted to common stock .......          --         (985,047)       (47,775)     1,917,554             2        47,773
Net loss ...............................       (98,506)          --             --             --            --            --
                                           -----------    -----------    -----------    -----------    -----------   -----------

COMPREHENSIVE LOSS .....................   $   (95,648)
                                           ===========

BALANCE AT MARCH 31, 2001 (UNAUDITED)...                    4,404,953    $   197,464     59,226,594    $       59    $  720,398
                                                          ===========    ===========    ===========    ===========   ===========

                                                                                           NOTES         ACCUMULATED
                                                                                       RECEIVABLE FROM      OTHER
                                                                TREASURY STOCK        STOCKHOLDERS FOR  COMPREHENSIVE      TOTAL
                                          ACCUMULATED     -------------------------      ISSUANCE OF       INCOME      STOCKHOLDERS'
                                           DEFICIT          SHARES         AMOUNT        COMMON STOCK      (LOSS)         EQUITY
                                          -----------     ----------    -----------   ----------------  -------------  -------------

BALANCE AT DECEMBER 31, 1999 ...........  $  (114,161)        13,710    $       (76)     $    (6,219)   $    (1,086)     $  103,781

Unrealized gain on investments
 available-for-sale ....................         --             --             --               --           10,110          10,110
Common stock issued for cash ...........         --             --             --               --             --           316,733
Warrants and options exercised for
 common stock ..........................         --             --             --               --             --             2,945
Payment on stockholders' notes .........         --             --             --                925           --               925
10% Series B Convertible Preferred
 Stock converted to common stock........         --             --             --               --             --            55,153
7.25% Series D Convertible Preferred
 Stock issued for cash..................         --             --             --               --             --              --
Stock-based compensation ...............         --             --             --               --             --             3,345
Accrued preferred stock dividend .......         --             --             --               --             --           (16,889)
Preferred dividends paid in common stock         --             --             --               --             --            14,063
Accretion of preferred stock to
 redemption value ......................         --             --             --               --             --            (6,765)
Shares issued for acquisition of
Primary Network ........................         --             --             --               --             --            70,384
Options and warrants issued for
 acquisition of Primary Network.........         --             --             --               --             --             5,171
Shares issued in exchange of Primary
 Network Senior Notes...................         --             --             --               --             --             2,625
Net loss ...............................     (244,714)          --             --               --             --          (244,714)
                                          -----------    -----------    -----------      -----------    -----------     -----------
COMPREHENSIVE LOSS .....................
BALANCE AT DECEMBER 31, 2000 ...........  $  (358,875)        13,710            (76)          (5,294)         9,024         316,867
Unrealized gain on investments
 available-for-sale ....................         --             --             --               --            2,858           2,858
Warrants and options exercised for
 common stock ..........................         --             --             --               --             --                14
Stock-based compensation ...............         --             --             --               --             --               933
Accrued preferred stock dividend .......         --             --             --               --             --            (3,348)
Preferred dividends paid in common stock         --             --             --               --             --             2,995
7.25% Series D Convertible Preferred
 Stock converted to common stock........         --             --             --               --             --            47,775
Net loss ...............................      (98,506)          --             --               --             --           (98,506)
                                          -----------    -----------    -----------      -----------    -----------     -----------

COMPREHENSIVE LOSS .....................


BALANCE AT MARCH 31, 2001 (UNAUDITED)... $  (457,381)        13,710    $       (76)     $    (5,294)   $    11,882     $   269,588
                                          ===========    ===========    ===========      ===========    ===========     ===========

See accompanying condensed notes to unaudited interim consolidated financial statements.

                           MPOWER COMMUNICATIONS CORP.

     CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Mpower Communications Corp. (the "Company"), a Nevada corporation, include the accounts of the Company and its wholly-owned subsidiaries, including Mpower Holding Corp., MGC Lease Corporation, Primary Network Holdings, Inc. ("Primary Network"), Mpower Communications of New York, Mpower Communications of Virginia, and Mpower Management Corp., formerly MGCi Corp. All significant inter-company balances and transactions have been eliminated.

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

     The consolidated balance sheet at December 31, 2000 was derived from the audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

(2) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                       MARCH 31,   DECEMBER 31,
                                                          2001        2000
                                                      ----------   -----------
                                                      (UNAUDITED)
Buildings and property ............................   $    5,658   $     5,640
Telecommunication and switching equipment .........      391,029       378,156
Leasehold improvements ............................        6,664         6,346
Computer hardware and software ....................       18,622        17,800
Office equipment and other.........................       26,806        25,603
                                                      ----------   -----------
                                                         448,779       433,545
Less accumulated depreciation and amortization.....      (87,991)      (70,342)
                                                      ----------   -----------
                                                         360,788       363,203
Switching equipment under construction.............      106,451       119,062
                                                      ----------   -----------
Net property and equipment.........................   $  467,239   $   482,265
                                                      ==========   ===========

(3) ACQUISITION AND DIVESTITURE

ACQUISITION

     The Company acquired 100% of the common stock of Primary Network on June 23, 2000. The acquisition was accounted for using the purchase method of accounting and the results of operations of Primary Network have been included in the Company's operations since July 1, 2000.

     The following table sets forth the unaudited pro forma results of operations of the Company for the three months ended March 31, 2001 and 2000, which gives effect to the acquisition of Primary Network as if it occurred on January 1, 2000. The unaudited pro forma results of operations are based on currently available information and on certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma results do not purport to present what the Company's results of operations would actually have been if the aforementioned transaction had in fact occurred at the beginning of the period indicated, nor do they project the Company's results of operations at any future date or for any future period.

                                                       FOR THE THREE MONTHS ENDED
                                                     -------------------------------
                                                     MARCH 31, 2001   MARCH 31, 2000
                                                     --------------   --------------
                                                                (IN THOUSANDS)

Revenues..........................................   $     46,602     $    30,832
Net loss..........................................        (98,506)        (39,601)
Net loss applicable to common stockholders........       (108,229)        (46,097)
Basic and diluted loss per share of common stock..   $      (1.85)    $     (1.11)


DIVESTITURE

    In February 2001, the Company entered into an agreement with Earthlink, Inc., an Internet service provider, to sell a portion of its residential dial-up ISP customer base. The Company acquired this customer base through its acquisition of Primary Network in June of 2000. The Company received initial proceeds from the sale of approximately $1.3 million during the first quarter of 2001, with the potential to receive additional contingent payments. The Company does not expect to recognize any material gain or loss on this transaction.

(4) REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    Beginning in January 2001, the Company entered into privately negotiated conversions of its 7.25% Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") into shares of the Company's common stock. As of March 31, 2001, the Company had converted 985,047 preferred shares into 1,917,554 common shares, primarily resulting from these agreements.

    The Company recognized an additional $6.4 million associated with the inducement feature included in the conversion of preferred shares into common stock, calculated as the excess of the fair value of the common stock issued in the exchange over the fair value of the common stock issuable under the current conversion terms for the Series D Preferred Stock. This amount has been recognized in the Consolidated Balance Sheet as an increase in additional paid-in capital, with an offsetting decrease in additional paid-in capital, and has been included as a part of preferred stock dividends within the Consolidated Statement of Operations.

    On January 24, 2001, the Company's Board of Directors declared a quarterly dividend of $0.91 per share on the Company's Series D Preferred Stock payable in shares of the Company's common stock on February 15, 2001 to Series D Preferred stockholders of record on January 31, 2001. The number of shares of common stock issued on February 15, 2001 was 427,070.

(5) COMMITMENTS AND CONTINGENT LIABILITIES

     In the ordinary course of business, the Company enters into purchase agreements with its equipment vendors and collocation site providers. As of March 31, 2001 and December 31, 2000, the Company had total commitments with equipment vendors of approximately $16.0 million and $23.1 million, respectively, and with collocation site providers of approximately $3.5 million and $12.4 million, respectively, of remaining commitments for the build-out of collocation sites.

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

     The Company and the individual defendant officers and board members have denied any wrongdoing and will vigorously contest the class action suit. Any judgment that is significantly greater than the Company's available insurance coverage could have a material adverse effect on the Company's results of operations and/or financial condition.

     Except as set forth above, management does not believe that the outcome of any legal proceedings will have a material adverse effect on the Company's financial position or results of operations.

(6) NON-RECURRING ITEMS

     During February 2001, the Company announced the cancellation of its plans to enter 12 markets in the Northeast and Northwest, representing more than 350 collocations. The Company recognized a charge of $24.0 million in the first quarter of 2001 associated with the commitments made for switch sites and collocations for these markets. The charge represents estimated amounts paid or estimated to be paid. Actual payments will be based on ultimate settlements with the incumbent local exchange carriers, net of any costs that may be recoverable through sales of the related assets, and the Company's ability to enter into sublease agreements for its switch site leases. Equipment will be redeployed for growth in the Company's existing network.

    At March 31, 2001, the Company has switch site lease commitments related to these markets, expiring from 2005 through 2010. In connection with these switch site leases, the charge in the first quarter of 2001 reflects only the first year's lease payment commitments as the Company estimates that it will be successful in entering into sublease agreements or terminating the remaining lease commitments within one year.

(7) SUBSEQUENT EVENTS

     During April 2001, the Company announced a deferral of a quarterly dividend on the Company's Series D Preferred Stock. Dividends will continue to accrue on the liquidation amount of $50.00 per share at the rate of 7.25% per year and will be payable, at the option of the Company, in cash or in shares of the Company's common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Mpower Communications Corp. is a growing communications company offering local dialtone, long distance, Internet access via dial-up or dedicated Symmetrical Digital Subscriber Line ("SDSL") technology, voice over SDSL ("VoSDSL") and other voice and data services primarily to small and medium size business customers. We have launched bundled voice and high-speed data services using SDSL technology in all of our current markets. We currently have 784 incumbent carrier central office collocation sites, over 760 of which are SDSL capable. We currently deliver our services in 40 metropolitan areas in 15 states. As of March 31, 2001, we had 358,824 customer lines sold, of which 324,487 lines were in service.

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

         Our principal operating expenses consist of cost of operating revenues, selling expenses, general and administrative expenses, and depreciation and amortization expense. Cost of operating revenues consists primarily of access charges, line installation expenses, transport expenses, long distance expenses and lease expenses for our switch sites and our collocation sites. Selling expenses consist primarily of salaries and related personnel costs and facilities costs. General and administrative expenses consist primarily of salaries and related personnel costs, provision for bad debts, professional fees and facilities expenses. Depreciation and amortization expense includes depreciation of switching and collocation equipment as well as general property and equipment and the amortization of goodwill and other intangibles.

         Building and expanding our network and business in our existing markets has required and will continue to require us to incur significant capital expenditures. As part of our network growth strategy, we purchased and installed host switches in each of our markets while leasing the means of transporting voice and data traffic from these switches to our customers' telephones or other equipment. We believe this strategy, referred to as a "smart build" strategy, while initially increasing our level of capital expenditures and operating losses, will enhance our long-term financial performance in comparison to a resale strategy.

         We have experienced operating losses and generated negative cash flow from operations since inception and expect to continue to generate negative cash flow from operations for the foreseeable future while we continue to expand our existing network and develop our product offerings and customer base. During this period, we expect to incur significant operating losses as many of the fixed costs of providing service in a market are incurred before significant revenues can be generated from that market. In addition, we expect to incur significant selling costs to build our initial base of customers in our recently developed markets. We cannot assure investors that our revenue or customer base will grow or that we will be able to achieve or sustain positive cash flow from operations.

RESULTS OF OPERATIONS

     Quarterly Comparison - March 31, 2001 vs. March 31, 2000

     Total operating revenues increased to $46.6 million for the quarter ended March 31, 2001 as compared to $25.5 million for the quarter ended March 31, 2000. The 83% increase was primarily the result of the increase in the number of lines in service. Total lines in service increased 92% from 168,786 at March 31, 2000 to 324,487 at March 31, 2001. Our switched access revenues increased
$3.4 million or 35% from the quarter ended March 30, 2000, but decreased as a percentage of our total operating revenues from 38% to 28% over the same period. On April 27, 2001, the Federal Communications Commission ("FCC") issued a ruling that will impact switched access rates. We are in the process of evaluating how the ruling will impact our revenues in the future.

     Cost of operating revenues for the quarter ended March 31, 2001 was $40.6 million as compared to $18.9 million for the quarter ended March 31, 2000. The 115% increase is due to the increased number of lines in service and installation and operational expenses associated with the expansion of our network.

     For the quarter ended March 31, 2001, selling expenses totaled $15.9 million, a 108% increase over the $7.6 million for the quarter ended March 31, 2000. The increase is primarily a result of increased costs attributable to our expanded geographic footprint and increased sales force and related sales support personnel.

     For the quarter ended March 31, 2001, general and administrative expenses totaled $36.9 million, an 86% increase over the $19.8 million for the quarter ended March 31, 2000. The increase is primarily a result of costs attributable to administrative personnel and facilities expenses necessary to support our expanded network.

     For the quarter ended March 31, 2001 we recorded $0.9 million in stock-based compensation compared to $1.6 million for the quarter ended March 31, 2000. This expense relates to in-the-money stock options granted in 1999 and 2000. Due to the September 2000 repricing of stock options, we are now subject to variable plan accounting. The variable plan accounting did not increase the amount of stock-based compensation recognized in the quarter ended March 31, 2001, due to the closng price of our stock at March 31, 2001. However, we are unable to predict the expense which may be recognized in future periods as this amount is subject to fluctuations of the market price of our stock.

     During February 2001, we announced the cancellation of our plans to enter 12 Northeast and Northwest markets and the related elimination of more than 350 collocations. We recognized a $24.0 million network optimization charge for the quarter ended March 31, 2001 associated with the commitments we made for switch sites and collocations in these markets. With respect to the network optimization charges, the total actual charges will be based on ultimate settlements with the incumbent local exchange carriers, recovery of costs from any subsequent subleases, our ability to sell or redeploy network equipment for growth in our existing network and other factors.

     For the quarter ended March 31, 2001, depreciation and amortization was $21.6 million as compared to $6.8 million for the quarter ended March 31, 2000. This 219% increase is a result of placing additional assets in service in accordance with the planned build-out of our network.

     Gross interest expense for the quarter ended March 31, 2001 totaled $16.8 million compared to $5.9 million for the quarter ended March 31, 2000. Interest capitalized for the quarter ended March 31, 2001 increased to $2.0 million as compared to $0.9 million for the quarter ended March 31, 2000. This increase is due to the increase in switching and facilities under construction. Gross interest expense is primarily attributable to the 13% Senior Notes due 2010 we issued in March 2000 and the 13% Senior Notes due 2004 we issued in September 1997.

     Interest income was $7.7 million during the quarter ended March 31, 2001 compared to $8.9 million for the quarter ended March 31, 2000. The 13% decrease results from the usage of cash and investments during 2000 and 2001 to make capital expenditures, pay interest on the senior notes and fund operating losses. For the three months ended March 31, 2001 and 2000, we incurred a net loss of $98.5 million and $25.3 million, respectively.

     For the quarter ended March 31, 2001, we accrued dividends of $3.3 million payable to holders of our convertible preferred stock. We recognized an additional $6.4 million associated with the inducement feature included in our conversion of preferred shares into common stock, calculated as the excess of the fair value of the common stock issued in the exchange over the fair value of the common stock issuable under the current conversion terms for the Series D Preferred Stock.

    Effective June 30, 2000, we acquired Primary Network, a provider of data-centric communications services to business and residential customers in the Midwest. From July 1, 2000, the results of Primary's operations are included in our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    Our operations require substantial capital investment for the purchase of communications equipment and the development and installation of our network. Capital expenditures were $17.1 million for the quarter ended March 31, 2001. We expect we will continue to require substantial amounts of capital to fund our operating losses, the continued augmentation of our network in our existing markets and the development of new products and services.

    The substantial capital investment required to initiate services and fund our operations has exceeded our operating cash flow. This negative cash flow from operations results from the need to establish our network in anticipation of connecting revenue-generating customers. We expect to continue recording negative cash flow from operations for a period of time. We cannot assure you we will attain break-even cash flow from operations in subsequent periods.

    We expect that our available cash will be adequate to fund our operating losses and planned capital expenditures, as currently projected, into late 2002. Management intends to explore a number of alternatives to improve our funding position, including one or a combination of the following: bank financing, vendor financing, private equity investments and additional cost management initiatives including further reduction of new markets. However, we cannot assure investors that we will be successful in obtaining additional debt or equity financing or in obtaining a bank facility on terms acceptable to us, or at all. In addition, the indenture governing our 13% Senior Notes due 2010 and the terms of our preferred stock impose restrictions upon our ability to incur additional debt or issue preferred stock.

    We continually evaluate our capital expenditure plan in light of developments in the telecommunications industry and market acceptance of our service offerings. As a result of this evaluation, we may decide to add new markets and accelerate or expand our capital expenditure plan depending on conditions in the capital markets and other factors in the future. We might also expand our markets or customer base through acquisitions. To fund an accelerated or expanded capital expenditure plan or acquisitions, we would likely issue additional debt or equity securities. We cannot assure investors we would be successful in raising additional capital on terms acceptable to us or at all.

    Beginning in January 2001, we entered into privately negotiated conversions of our Series D Preferred Stock into shares of our common stock. As of March 31, 2001, we had converted 985,047 Series D preferred shares into 1,917,554 common shares, primarily resulting from these agreements.

FORWARD LOOKING STATEMENTS

    Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that certain statements contained in this Report regarding our and/or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We wish to caution the reader these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those projected as a result of risks and uncertainties including, but not limited to, projections of future sales, market acceptance of our product offerings, our ability to secure adequate financing or equity capital to fund our operations and network expansion, our ability to maintain a high level of customer service, the performance of our network and equipment, the cooperation of incumbent local exchange carriers in provisioning lines and interconnecting our equipment, regulatory rulings and processes, changes in technology, price competition and other market conditions.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

    All of our long-term debt bears fixed interest rates. However, the fair market value of this debt is sensitive to changes in prevailing interest rates. We run the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 1% decrease in interest rates would increase the fair value of our long-term debt by $6.2 million.

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

    On September 20, 2000, a class action lawsuit was commenced against us and our chief executive officer, Rolla P. Huff, in federal court for the Western District of New York. On March 6, 2001, an amended consolidated class action complaint was served in that action, seeking to recover damages for alleged violations by us of the Securities Exchange Act of 1934 and rule 10(b)-5 thereunder (the "Exchange Act") and section 11 of the Securities Act of 1933. The amended consolidated complaint also seeks to recover damages against several of our officers and members of our board of directors in addition to Mr. Huff. The amended consolidated complaint also named various underwriters as defendants in the action. However, by agreement of the parties and order of the court, the action against the underwriters has been discontinued, subject to the plaintiff's right to rename the underwriters as defendants prior to the completion of discovery.

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

ITEM 2. Changes in Securities and Use of Proceeds

    During first quarter 2001, we issued 1,917,554 shares of common stock in exchange for 985,047 shares of our Series D Preferred Stock primarily from privately negotiated transactions. We did not receive any proceeds from the issuance. No underwriter was involved in these transactions and no commissions were paid with respect to the issuance of such securities. These issuances of securities were made in reliance on the exemption from registration provided by
Section 3(a)(9) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K

  Exhibit
   Number                        Description of Document

3.1            Articles of Incorporation and Amendments.(1)(2)(3)

3.2            Certificate of Change in Authorized Capital.(4)

3.3            By-laws.(5)

3.4            Certificate of Change of Resident Agent and Registered Office of
               Mpower Communications Corp. filed with the Secretary of State of Nevada on October 24, 2000.(10)

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

4.10           Certificate of Designation of Series E Preferred Stock.(10)

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

4.18           Rights Agreement dated as of December 11, 2000 between the
               Company and Continental Stock Transfer and Trust Company.(10)

----------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-38875) filed with the Commission on October 28, 1997, and amendments thereto.
14

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

(9) Incorporated by reference to the Company's Report on Form 8-K (File No. 0-24059) filed with the Commission on June 2, 2000.

(10) Incorporated by reference to the Company's annual report on Form 10-K (Commission File No. 0-24059) for the year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MPOWER COMMUNICATIONS CORP.

Date:    May 7, 2001        /s/ ROLLA P. HUFF
                            ----------------------------------------------------
                            Rolla P. Huff
                            President, Chief Executive Officer

Date:    May 7, 2001        /s/ MICHAEL R. DALEY
                            ----------------------------------------------------
                            Michael R. Daley
                            Executive Vice President, Chief Financial Officer


16